Form 10-Q/A
period 1996-03-31
INTERCARDIA INC
filed 1996-07-09
CIK 936538

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

__X___ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1996.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

                             Commission File Number
                                     0-27410


                                INTERCARDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)


                                 Delaware                                           56-1924222
(State  or  other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

P.O. Box 14287
3200 East Highway 54
Cape Fear Bldg., Suite 300
Research Triangle Park, NC                                         27709
(Address of Principal Executive Office)                          (Zip Code)

Registrant's Telephone Number, Including Area Code               919-558-8688



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X___ NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                       Outstanding as of April 30, 1996
         ------------------                --------------------------------
Common Stock, par value $.001              6,726,621 Shares

Part II.          OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K

(a)      Exhibits
         10.20 *Agreement for Feasibility Study, Amendment Number One thereto, and related License Agreement, each dated April 15, 1996, among Jago Pharma AG, Jagotec AG, Intercardia, Inc. and CPEC, Inc.

         11.1**     Statement re computation of net income (loss) per share


*  Confidential treatment requested


** Incorporated by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1996.



(b)      No reports on Form 8-K were filed during the period.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTERCARDIA, INC.



Date:    July 8, 1996        By:
                                  Richard W. Reichow,
                                  Senior Vice President,
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)