Form 10-Q
period 1996-06-30
INTERCARDIA INC
filed 1996-08-13
CIK 936538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X    Quarterly  report  pursuant to Section 13 or 15(d) of the Securities
- -----  Exchange Act of 1934. For the quarterly period ended June 30, 1996.

       Transition report pursuant to Section 13 or 15(d) of the Securities
- -----  Exchange Act of 1934. For the transition period from _____ to _____.

                             Commission File Number
                                     0-27410


                                INTERCARDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                        56-1924222
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)

P.O. Box 14287
3200 East Highway 54
Cape Fear Bldg., Suite 300
Research Triangle Park, NC                                          27709
(Address of Principal Executive Office)                           (Zip Code)

Registrant's Telephone Number, Including Area Code               919-558-8688



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                          Outstanding as of August 6, 1996
         ------------------                   --------------------------------
Common Stock, par value $.001                             6,726,621 Shares

                                INTERCARDIA, INC.

                               INDEX TO FORM 10-Q


                                                                                                        PAGE
PART I.  FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1996 (unaudited)
                  and September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                  Consolidated Statements of Operations for the Three Months and
                  Nine Months ended June 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . .  4

                  Consolidated Statements of Cash Flows for the Nine Months ended
                  June 30, 1996 and 1995 (unaudited)   . . . . . . . . . . . . . . . . . . . . .   5

                  Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . .   6


                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations  . . . . . . . . . . . .  10


PART II. OTHER INFORMATION

                  Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . .  . . 14

                  SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .. . 15


                                INTERCARDIA, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                                    June 30,            September 30,
                                                                                      1996                   1995
                                                                                ------------------     -----------------
                                                                                   (Unaudited)
                                               ASSETS
Current assets:
      Cash and cash equivalents                                                  $         20,102      $          1,122
      Marketable securities                                                                16,895                     -
      Accounts receivable                                                                   1,621                     -
      Other current assets                                                                    128                     8
                                                                                ------------------     -----------------
               Total current assets                                                        38,746                 1,130

Marketable securities                                                                       1,019                     -
Property and equipment, net                                                                   285                   150
Other assets                                                                                    8                    10
                                                                                ------------------     -----------------
                                                                                 $         40,058      $          1,290
                                                                                ==================     =================


                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable                                                           $            170      $            276
      Accrued expenses                                                                      2,162                   835
      Current portion of capital lease obligations                                             35                    24
      Advances from Interneuron                                                                13                   172
                                                                                ------------------     -----------------
               Total current liabilities                                                    2,380                 1,307

Long-term portion of capital lease obligations                                                118                   115

Minority interest                                                                             632                     -

Stockholders' equity (deficit):
      Preferred stock, $.01 par value,  authorized  3,000,000  shares:  Series A
           Preferred Stock,  1,500,000 designated,  no shares and 692,621 shares issued and outstanding at June 30, 1996 and
           September 30, 1995, respectively                                                     -                     7
      Common stock, $.001 par value, 40,000,000 shares authorized,
           6,726,621 and 3,500,000 shares issued and outstanding at
           June 30, 1996 and September 30, 1995, respectively                                   7                     3
      Additional paid-in capital                                                           39,556                 4,345
      Deferred compensation                                                                 (216)                     -
      Accumulated deficit                                                                 (2,419)               (4,487)
                                                                                ------------------     -----------------
               Total stockholders' equity (deficit)                                        36,928                 (132)
                                                                                ------------------     -----------------
                                                                                 $         40,058      $          1,290
                                                                                ==================     =================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                  Three Months Ended                   Nine Months Ended
                                                       June 30,                             June 30,
                                            --------------------------------     -------------------------------
                                                1996              1995               1996             1995
                                            -------------     -------------      -------------    --------------
Revenue:
      Contract revenue                      $           5                        $      5,009
      Investment income                               503     $          23               826      $         32
                                            -- -----------    -- -----------     -- ----------     -- ----------
               Total revenue                          508                23              5,835               32
                                            --- ----------    -- -----------     -- -----------    -- ----------

Costs and expenses:
      Research and development                        865               510             1,770               983
      General and administrative                      494               218             1,365               337
                                            -- -----------    -- -----------     -- ----------     -- ----------
               Total costs and expenses             1,359               728             3,135             1,320
                                            -- -----------    -- -----------     -- ----------     -- ----------

Income (loss) from operations                       (851)             (705)             2,700           (1,288)
Minority interest                                      74                 -             (632)                 -
                                            -- -----------    -- -----------     -- ----------     -- ----------

Net income (loss)                           $       (777)     $       (705)      $       2,068     $    (1,288)
                                            == ===========    == ===========     == ===========    == ==========

Net income (loss) per common share           $     (0.12)     $      (0.14)      $        0.36     $     (0.26)
                                            === ==========    == ===========     == ===========    == ==========

Weighted average common shares
  outstanding                                       6,727             4,874             5,812             4,874
                                            == ===========    == ===========     == ==========    == ===========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                            Nine Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        1996                  1995
                                                                                   ---------------       ---------------
Cash flows from operating activities:
      Net income (loss)                                                            $        2,068        $      (1,288)
      Adjustments to reconcile net income (loss) to net cash from operating activities:
               Depreciation and amortization                                                   49                     2
               Minority interest in net income of consolidated
                    subsidiary                                                                632                     -
               Change in assets and liabilities:
                    Accounts receivable                                                   (1,621)                     -
                    Other assets                                                            (120)                   (9)
                    Accounts payable                                                        (106)                    11
                    Accrued expenses                                                        1,327                   191
                                                                                   -- ------------       -- ------------
Net cash provided by (used in) operating activities                                         2,229               (1,093)
                                                                                   -- ------------       -- ------------

Cash flows from investing activities:
      Purchase of marketable securities                                                  (19,914)                     -
      Proceeds from maturities and sales of marketable securities                           2,000                     -
      Purchases of property and equipment                                                   (145)                  (40)
                                                                                   -- ------------       -- ------------
Net cash used in investing activities                                                    (18,059)                  (40)
                                                                                   -- ------------       -- ------------

Cash flows from financing activities:
      Net proceeds from issuance of stock                                                  34,992                 2,984
      Advances from (payments to) Interneuron, net                                          (159)                   384
      Principal payments on capital lease obligations                                        (23)                     -
                                                                                   -- ------------       -- ------------
Net cash provided by financing activities                                                  34,810                 3,368
                                                                                   -- ------------       -- ------------

Net increase in cash and cash equivalents                                                  18,980                 2,235
Cash and cash equivalents at beginning of period                                            1,122                     -
                                                                                   == ============       == ============
Cash and cash equivalents at end of period                                         $       20,102        $        2,235
                                                                                   == ============       == ============

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                INTERCARDIA, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



A.       Basis of Presentation

         Intercardia, Inc. was incorporated in Delaware on March 15, 1994, and is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). The "Company" refers to Intercardia, Inc. ("Intercardia") and its majority-owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and CPEC, Inc., a Nevada corporation ("CPEC"). Aeolus is a 61.2% owned subsidiary of Intercardia and CPEC is an 80.0% owned subsidiary of Intercardia. In January 1996, Interneuron acquired directly from the former CPEC minority stockholders the remaining 20.0% of the outstanding capital stock of CPEC not owned by Intercardia.

The Company focuses on development of therapeutics for the treatment of cardiovascular and pulmonary disease. The Company has directed the majority of its efforts toward the development and clinical trials of bucindolol, a compound currently in Phase III clinical trials for the treatment of congestive heart failure. This clinical trial, which commenced in June 1995, is known as the Beta-blocker Evaluation of Survival Trial (the "BEST Study") and is sponsored by the National Institutes of Health and the Department of Veterans Affairs.

         The consolidated financial statements include the accounts of Intercardia and its subsidiaries, CPEC and Aeolus. All significant intercompany activity has been eliminated. The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's initial public offering ("IPO") prospectus dated February 1, 1996. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

B.       Cash equivalents and marketable securities:

         The Company considers only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase as cash equivalents.

         The Company considers its investment portfolio available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. There were no material unrealized gains or losses nor any material differences between the estimated fair values and costs of securities in the investment portfolio at June 30, 1996.

C.       Income Taxes:

         No income tax provision or benefit has been provided for income tax purposes, as the Company utilized projected expenses for the remainder of the fiscal year and net operating loss carryforwards to offset the net income realized during the nine months ended June 30, 1996.

D.       Stockholders' Equity:

         In February 1996, Intercardia completed an IPO of 2,530,000 shares of Intercardia Common Stock at $15.00 per share, resulting in net proceeds to Intercardia of approximately $35,000,000. Interneuron purchased 333,333 of the IPO shares at the IPO price for a total of $5,000,000. As a result of the IPO, Interneuron's ownership of Intercardia decreased to 59.7% from 87.8% at September 30, 1995. All outstanding shares of Series A Preferred Stock were automatically converted into shares of Common Stock upon the closing of the IPO.

         The minority interest in the June 30, 1996 Consolidated Balance Sheet and the Consolidated Statement of Operations for the nine months ended June 30, 1996 reflects the 20% minority interest in net income earned by CPEC during the nine months ended June 30, 1996, offset by 20% of the previous cumulative deficit incurred by CPEC since its acquisition by Intercardia.

         In November 1995, Intercardia reduced the number of shares of Common Stock authorized from 97,000,000 to 40,000,000 shares, adopted the Intercardia, Inc. Employee Stock Purchase Plan under which 100,000 shares of Common Stock were reserved for issuance, and increased the number of shares of Common Stock reserved for issuance under the 1994 Stock Option Plan ("Option Plan") from 750,000 to 1,000,000 shares.

         In June 1996, Intercardia's Board of Directors amended the Option Plan to, among other things, increase the number of shares of Common Stock reserved for issuance under the Option Plan from 1,000,000 shares to 1,500,000 shares.

E.       Agreements:

         In December 1995, the Company executed a Development and Marketing Collaboration and License Agreement (the "Astra Merck Collaboration") with Astra Merck Inc. ("Astra Merck") to provide for the development, commercialization and marketing in the United States of a twice-daily formulation of bucindolol for the treatment of congestive heart failure. Astra Merck made an initial $5,000,000 payment to the Company and assumed responsibility for certain liabilities owed by the Company. Astra Merck will fund certain expenses and expenditures incurred in connection with the development and commercialization of the twice-daily formulation of bucindolol in the United States, including any payments due under the BEST Study. Astra Merck will also pay royalties to the Company on net sales of the twice-daily formulation in the United States, make additional payments to the Company if certain milestones are achieved, and pay the royalties due to Bristol-Myers Squibb Company ("Bristol-Myers") under its license of bucindolol with the Company. Under the terms of the Astra Merck Collaboration, the Company has agreed to pay Astra Merck $10,000,000 in December 1997 and up to $11,000,000 for one-third of product launch costs incurred beginning when the Company files a New Drug Application (an "NDA") for the twice-daily formulation and continuing through the first 12 months subsequent to the first commercial sale of the formulation. In the event the Company elects not to make these payments, the royalties payable by Astra Merck to the Company will be significantly reduced. The Astra Merck Collaboration continues in effect until December 31, 2010, subject to Astra Merck's option to extend it for two additional five-year periods. During the nine months ended June 30, 1996, Astra Merck made payments or assumed liabilities of approximately $2,647,000 on the Company's behalf. These amounts did not flow through the Company's Statement of Operations, as they were offset against related expenses. Astra Merck had paid approximately $1,044,000 of this amount by June 30, 1996, and therefore, the remaining unpaid amount of approximately $1,537,000 was included as offsetting accounts receivables and accrued expenses on the Company's Balance Sheet at June 30, 1996.

         In December 1995, the Company and Interneuron entered into a tax allocation agreement to provide, among other things, for the payment of tax liabilities and entitlement to tax refunds and the allocation of responsibility and the providing of cooperation in the filing of tax returns. Also in December 1995, Intercardia and Interneuron entered into an intercompany services agreement which provides, among other things, for Intercardia to adopt certain policies and procedures and for Interneuron to include Intercardia and its employees in certain programs administered by Interneuron, at cost, such as insurance and health care plans, and to provide research and development services to the Company upon request, on a cost plus basis. Pursuant to the intercompany services agreement, Intercardia has agreed to offer Interneuron the right to purchase shares of Common Stock at fair market value, if necessary to provide that Interneuron's equity ownership in Intercardia does not fall below 51.0%.

         In March 1996, Intercardia amended its building lease agreement to increase its leased space to approximately 6,200 square feet from approximately 2,500 square feet and to extend the end of the lease term from May 31, 2000 to April 30, 2001. Total future minimum lease payments increased to approximately $580,000 at March 31, 1996 from approximately $212,000 at September 30, 1995.

         In April 1996, the Company entered into an Agreement for a Feasibility Study ("Feasibility Study Agreement") and a License Agreement ("License Agreement") with Jago Pharma AG and its affiliates ("Jago"). The study contemplated by the Feasibility Study Agreement is designed to determine the feasibility of developing a once-daily formulation of bucindolol. The Company made an initial payment of $390,000 upon signing the Feasibility Study Agreement. The Feasibility Study Agreement expires 60 days after receipt by the Company of the Preliminary Pharmacokinetic Study from Jago, or, if earlier, immediately upon a default or breach of confidentiality provisions or upon another breach or default not cured within 30 days of notice thereof, upon bankruptcy of a party or if the Company determines in its sole discretion not to proceed with the next phase of the study. The License Agreement has a perpetual term, but contains similar breach and bankruptcy termination provisions as the Feasibility Study Agreement. The Company will make additional payments to Jago if certain milestones are achieved, and will pay royalties to Jago on net sales of the once-daily formulation, if developed under these agreements, until the expiration of the relevant patent on a country-by-country basis (or 15 years, if no patent is issued in that country).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's SEC filings under "Risk Factors", including, in particular, risks relating to uncertainties relating to clinical trials, dependence on collaborative partners, the early stage of products under development, dependence on one product, government regulations and competition.

         The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to the Company include Intercardia, Inc. and its subsidiaries, CPEC, Inc. and Aeolus Pharmaceuticals, Inc.

         Intercardia was incorporated in March 1994 and had no operations until September 1994, when Intercardia acquired 80.0% of CPEC. In January 1996 Interneuron acquired directly from the former CPEC minority stockholders the remaining 20.0% of the outstanding capital stock of CPEC not owned by Intercardia. CPEC has a worldwide license for the development, distribution and sale of bucindolol, a product currently in Phase III clinical trials for the treatment of congestive heart failure. In July 1995, Intercardia acquired 61.2% of Aeolus. Aeolus is conducting early stage development on catalytic antioxidant small molecules as therapeutics for a variety of conditions, including neonatal respiratory distress syndrome and resulting broncho-pulmonary dysplasia, stroke and asthma.

         The Company will incur additional charges to operations relating to the acquisition of CPEC in the event that certain milestones are achieved in the development and commercialization of bucindolol. Achievement of these milestones would require two additional payments, each of 75,000 shares of Interneuron common stock, subject to adjustment based on the price of Interneuron common stock at the time of issuance. In exchange for Interneuron providing such shares, the Company will pay Interneuron the value of such shares, in either cash or Intercardia Common Stock, at Intercardia's option. Each additional payment would have a minimum and maximum charge to the Company of $750,000 and $1,875,000, respectively.

Results of Operations

         For the three months and nine months ended June 30, 1996, revenues were $508,000 and $5,835,000, respectively, versus $23,000 and $32,000 of revenue for the three months and nine months ended June 30, 1995, respectively. The majority of the revenue recognized during the three months ended June 30, 1996 resulted from investment income earned on the IPO proceeds received in February 1996. In addition, the revenue for the nine months ended June 30, 1996 includes an initial payment of $5,000,000 received in December 1995 under the Astra Merck Collaboration.

         Research and development ("R&D") expenses increased $355,000 (70%) to $865,000 for the three months ended June 30, 1996 from $510,000 for the three months ended June 30, 1995. R&D expenses increased $787,000 (80%) to $1,770,000 for the nine months ended June 30, 1996 from $983,000 for the nine months ended June 30, 1995. These increases are primarily the result of $355,000 and $878,000 of new R&D expenses related to Aeolus incurred during the three months and nine months ended June 30,1996, respectively. Aeolus was acquired by Intercardia in July 1995.

         Bucindolol development activities and related costs were significantly higher during fiscal 1996 than fiscal 1995. However, as the terms of the Astra Merck Collaboration require Astra Merck to pay for certain expenses related to bucindolol development, the net cost to Intercardia for bucindolol development was approximately the same during fiscal 1996 as for fiscal 1995. During the nine months ended June 30, 1996, Astra Merck made payments or assumed liabilities of approximately $2,647,000 on the Company's behalf. These amounts did not flow through the Company's Statement of Operations, as they were offset against related expenses. Astra Merck had paid approximately $1,044,000 of this amount by June 30, 1996, and therefore, the remaining unpaid amount of approximately $1,537,000 was included as offsetting accounts receivables and accrued expenses on the Company's Balance Sheet at June 30, 1996.

         General and administrative ("G&A") expenses increased to $494,000 and $1,365,000 for the three months and nine months ended June 30, 1996, respectively, from $218,000 and $337,000 for the three months and nine months ended June 30, 1995, respectively. These increases resulted from the installation during fiscal 1995 of a management team to oversee operations. Payroll costs of $265,000 and $792,000 represent the majority of G&A expenses for the three months and nine months ended June 30, 1996, respectively.

         The minority interest in the June 30, 1996 Consolidated Balance Sheet and the Consolidated Statement of Operations for the nine months ended June 30, 1996 reflects the 20% minority interest in net income earned by CPEC during the nine months ended June 30, 1996, offset by 20% of the previous cumulative deficit incurred by CPEC since its acquisition by Intercardia.

Liquidity and Capital Resources

         In February 1996, Intercardia completed an initial public offering of 2,530,000 shares of Intercardia Common Stock at $15.00 per share, resulting in net proceeds of approximately $35,000,000. These proceeds, along with the $5,000,000 initial payment received from Astra Merck, increased the total of the Company's cash, cash equivalents and marketable securities to $38,016,000 at June 30, 1996, compared with $1,122,000 at September 30, 1995.

         In connection with its acquisition of CPEC, the Company is committed to provide certain support to the BEST Study. The Company is committed to provide up to $2,000,000 during the course of the BEST Study, of which $750,000 had been paid as of June 30, 1996, as well as drug supplies and monitoring costs of the study expected to aggregate an additional $2,500,000. The Astra Merck Collaboration provides Astra Merck with U.S. marketing rights to a twice-daily formulation of bucindolol and obligates Astra Merck to fund future U.S. development, marketing and manufacturing costs and to assume the Company's funding obligation for the BEST Study and royalty obligation to Bristol-Myers for sales in the United States. The Company will receive royalties based on net sales by Astra Merck. The Company has agreed to pay Astra Merck $10,000,000 in December 1997 and up to $11,000,000 for one-third of product launch costs incurred beginning when the Company files an NDA for the twice-daily formulation and continuing through the first 12 months subsequent to the first commercial sale of the formulation. In the event the Company elects not to make these payments, the royalties payable by Astra Merck to the Company will be substantially reduced.

         The Company has invested approximately $338,000 in property and equipment, which includes approximately $176,000 of equipment under capital leases. Approximately $37,000 of equipment was acquired under capital leases during the nine months ended June 30, 1996. As of June 30, 1996, the Company was also a party to employment agreements with officers containing minimum aggregate annual payments of approximately $512,000.

         In March 1996, Intercardia amended its building lease agreement to increase its leased space to approximately 6,200 square feet from approximately 2,500 square feet and to extend the end of the lease term from May 31, 2000 to April 30, 2001. Total future minimum lease payments increased to approximately $558,000 at June 30, 1996 from approximately $212,000 at September 30, 1995.

         In April 1996, the Company entered into the Feasibility Study Agreement and the License Agreement with Jago. The study contemplated by the Feasibility Study Agreement is designed to determine the feasibility of developing a once-daily formulation of bucindolol. The Company made an initial payment of $390,000 upon signing the Feasibility Study Agreement. The Feasibility Study Agreement expires the earlier of 60 days after receipt by the Company of the Preliminary Pharmacokinetic Study from Jago, or immediately upon a default or breach of confidentiality provisions or upon another breach or default not cured within 30 days of notice thereof, upon bankruptcy of a party or if the Company determines in its sole discretion not to proceed with the next phase of the study. The License Agreement has a perpetual term, but contains similar breach and bankruptcy termination provisions as the Feasibility Study Agreement. The Company will make additional payments to Jago if certain milestones are achieved, and will pay royalties to Jago on net sales of the once-daily formulation, if developed under these agreements, until the expiration of the relevant patent on a country-by-country basis (or 15 years, if no patent is issued in that country).

         The Company expects to incur substantial additional costs and losses over the next few years. The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the development and clinical trials of bucindolol; the timing and cost of obtaining regulatory approvals; the effect of competitive drugs on the BEST Study and on commercialization of bucindolol; and the ability of the Company to establish additional collaborative arrangements with other companies to provide research or development funding to the Company and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions. During the past year, the Company has engaged in licensing discussions with pharmaceutical companies regarding possible relationships for the development and marketing of bucindolol outside the United States. The Company expects to enter into such a relationship, however, there can be no assurance that any licensing agreement will be reached with any third party.

Part II.          OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K

(a)   Exhibits
      10.21    Intercardia, Inc. 1994 Stock Option Plan, as amended on June 13,
               1996
      11.1     Statement re computation of net income (loss) per share
      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)      No reports on Form 8-K were filed during the period.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTERCARDIA, INC.



Date:    August 12, 1996    By:     /s/ Richard W. Reichow
                                    ----------------------
                                    Richard W. Reichow,
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)