Form 10-K
period 1996-09-30
INTERCARDIA INC
filed 1996-12-20
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                         COMMISSION FILE NUMBER 0-27410

                                INTERCARDIA, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      56-1924222
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park , North Carolina                     27709
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  919-558-8688

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($.001 par value per share)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on December 17, 1996, on the NASDAQ National Market System was approximately $55,059,000 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

         As of December 17, 1996, the registrant had outstanding 6,740,603 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DUE TO A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH HEREIN AND IN THE COMPANY'S OTHER SEC FILINGS, AND INCLUDING, IN PARTICULAR, RISKS RELATING TO UNCERTAINTIES RELATING TO CLINICAL TRIALS, DEPENDENCE ON COLLABORATIVE PARTNERS, THE EARLY STAGE OF PRODUCTS UNDER DEVELOPMENT, DEPENDENCE ON ONE PRODUCT, GOVERNMENT REGULATIONS, REGULATORY FILINGS AND COMPETITION.

                                     PART I

ITEM 1.  BUSINESS.

         Intercardia, Inc. ("Intercardia") was incorporated in Delaware in March 1994, and is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). The "Company" refers collectively to Intercardia and its majority-owned subsidiaries Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and CPEC, Inc., a Nevada corporation ("CPEC"). Aeolus was incorporated in December 1994 and was a 61.2% owned subsidiary of Intercardia at September 30, 1996. CPEC is the successor to Cardiovascular Pharmacology Engineering and Consultants, Inc. and was an 80.1% owned subsidiary of Intercardia at September 30, 1996. In January 1996, Interneuron acquired directly from the former CPEC minority stockholders the outstanding capital stock of CPEC not owned by Intercardia. "CPEC" refers to CPEC, Inc. and its predecessor Cardiovascular Pharmacology Engineering and Consultants, Inc. The Company develops therapeutics for the treatment of cardiovascular and pulmonary diseases. The Company's strategy is to develop and add value to in-licensed products and to enter into collaborations or licensing agreements with corporate partners for product development, commercialization, manufacturing and marketing. The Company's most advanced product is bucindolol, a drug currently in Phase III clinical trials for congestive heart failure ("CHF" or "heart failure"). The Company's other program, which is in the early stages of development, focuses on catalytic antioxidant small molecules as therapeutics for a variety of conditions, including neonatal respiratory distress syndrome and resulting broncho-pulmonary dysplasia, cardiomyopathy and stroke.

         In September 1994, Intercardia acquired 80.0% of CPEC, and in September 1996, Intercardia acquired an additional 0.1% of CPEC. CPEC has exclusive rights to bucindolol, a non-selective beta-blocker with mild vasodilating properties, for the treatment of CHF. Beta-blockers have been used to treat a variety of conditions, including hypertension and angina. The Company believes that the use of non-selective vasodilating beta-blockers represents a promising approach to the treatment of CHF. Several placebo-controlled Phase II studies of bucindolol have consistently shown improvement in myocardial function of patients with CHF who were already receiving current optimal therapy. Bucindolol was chosen as the only drug for the Beta-blocker Evaluation of Survival Trial (the "BEST Study"), a government-sponsored Phase III clinical trial that commenced in June 1995, because, according to the BEST Study protocol, bucindolol has been well tolerated in CHF patients and there was extensive published clinical experience with it in CHF patients. The BEST Study is being conducted by the National Heart, Lung and Blood Institute, a division of the National Institutes of Health (the "NIH") and by the Department of Veterans Affairs (the "VA"). As of December 20, 1996, the BEST Study had enrolled approximately 1,400 patients.

         In December 1995, the Company executed a Development and Marketing Collaboration and License Agreement with Astra Merck Inc. ("Astra Merck") to provide for the development, commercialization and marketing of a twice-daily formulation of bucindolol for the treatment of CHF in the United States (the "Astra Merck Collaboration"). The Astra Merck Collaboration requires Astra Merck to make certain payments to the Company (including a $5,000,000 payment made upon execution of the Astra Merck Collaboration). Astra Merck and the Company will share the U.S. development and initial marketing costs of the formulation, and Astra Merck will pay royalties to the Company on net sales of the formulation in the United States. The Company has retained U.S. rights to a once-daily formulation of bucindolol.

         In December 1996, the Company executed an agreement (the "Knoll Collaboration") with Knoll AG ("Knoll") to provide for the development, manufacture and marketing of bucindolol.

for all countries with the exception of the United States and Japan (the "Territory"). The Knoll Collaboration requires Knoll to make certain payments to CPEC, including a $2,000,000 payment due upon execution of the Knoll Collaboration, and a $1,000,000 payment due in January 1997. Knoll and the Company will share the development and marketing costs of bucindolol in the Territory and Knoll will pay royalties to the Company based on net profits, as defined in the Knoll Collaboration, of bucindolol in the Territory.

BUSINESS STRATEGY

         The Company's strategy is to be a leader in the development and commercialization of therapeutics for the treatment of cardiovascular and pulmonary diseases. Key elements of this strategy include:

         FOCUS RESOURCES ON CURRENT PRODUCTS. A significant majority of the Company's efforts and expenditures over the next several years will be devoted to bucindolol, including completing the BEST Study and, if its results are favorable, compiling a New Drug Application ("NDA") for filing with the U.S. Food and Drug Administration ("FDA"), followed by appropriate submissions to European regulatory authorities. The Company also is developing a once-daily formulation of bucindolol. In addition, the Company is advancing its catalytic antioxidant small molecule program through research and into the preclinical stage of development.

         BROADEN PRODUCT PORTFOLIO THROUGH IN-LICENSING. The Company intends to continue to acquire rights to products, such as bucindolol, and technologies, such as its catalytic antioxidant small molecule technology, for which testing has demonstrated therapeutic potential. The Company believes that the in-licensing of such products and technologies will enable it to accelerate commercialization of products.

         LEVERAGE RESOURCES THROUGH CORPORATE PARTNERSHIPS. The Company intends to continue to establish collaborations with leading pharmaceutical companies, such as Astra Merck and Knoll, to develop and commercialize products. In particular, the Company's collaborative partners are expected to provide marketing and manufacturing capabilities. The Company believes that establishing and maintaining collaborations with corporate partners will enable the Company to more effectively and economically leverage its resources to develop and market products.


CONGESTIVE HEART FAILURE

         CHF is a syndrome of progressive degeneration of cardiac function and is generally defined as the inability of the heart to pump sufficient volume of blood for proper functioning of vital organs. Symptoms are reflected in decreasing activity capacity and include fatigue, shortness of breath and fluid retention. The Company believes that approximately 3.5 million people in the United States and 4.5 million people in Europe suffer from CHF, with the incidence increasing annually. In the United States, patients with moderate or severe symptoms (New York Hospital Association ("NYHA") Class III or IV) constitute approximately 30% of these patients, and patients with mild symptoms (Class II) constitute approximately 35% of these patients. In the United States, heart failure has become the most common hospital discharge diagnosis for people over 65. Existing pharmaceutical treatment for heart failure is inadequate to prevent the progression of this debilitating syndrome. Currently, only approximately 50% of all patients diagnosed with CHF survive for five years, while almost 50% of patients in the most severe disease classification (Class
IV) die within one year.

         Heart failure is caused by a number of conditions that produce a primary injury or stress to the heart muscle. These conditions include ischemic heart diseases, which may include myocardial infarctions (heart attacks), poorly controlled hypertension, inflammatory disorders, infections and toxins. Often the underlying cause of heart failure in a patient is unknown. Regardless of the cause of the primary damage, the body will activate compensatory mechanisms in an attempt to maintain cardiac output. These compensatory mechanisms include activation of the renin-angiotensin and the cardiac adrenergic systems.

         Activation of the renin-angiotensin system causes expansion of blood volume and, by constricting peripheral blood vessels (vasoconstriction), redistributes blood to the heart and brain. Activation of the adrenergic system increases heart contractility and heart rate, thus maintaining cardiac output. However, chronic activation of these two systems may produce harmful effects, including a reduction in blood flow to muscle and other tissues, increased fluid retention, a direct cardiotoxic effect on the heart muscle and an increase in the heart's need for oxygen. The harmful effects resulting from chronic activation of these two systems are believed to contribute to the continual worsening of cardiac function and high mortality which may occur even in the absence of further damage from the original cause of the heart failure.


CURRENT TREATMENTS FOR CONGESTIVE HEART FAILURE

         Initial treatment for CHF targets the primary cause of the damage to the heart. Current CHF treatment goals are to improve cardiac function, relieve symptoms and, if possible, improve survival. Three pharmacologic treatments are almost always considered to achieve these treatment goals and are often used concurrently. Digitalis preparations strengthen heart contractility. Diuretics remove excess fluid. ACE inhibitors prevent vasoconstriction and fluid retention by blocking activation of the renin-angiotensin system. To date, however, none of the currently approved therapies for CHF effectively blocks the chronic activation of the adrenergic system.

         Of the three current treatments, only ACE inhibitors have been shown to improve mortality. This mortality improvement ranges from 16% to 40%, depending on the severity of heart failure being treated. Currently, the most effective way to treat severe CHF is heart transplantation. Patients who receive a heart transplant in an experienced program have a more than 80% five-year survival rate. Despite the proven benefit of this form of treatment, heart transplantation is available only to a limited number of patients, approximately 2,500 per year. The scarcity of organ donors, high costs and the subsequent rigorous medical regimen required to control rejection significantly limit the number of transplants.


DEVELOPMENT OF BETA-BLOCKERS AS A TREATMENT FOR CONGESTIVE HEART FAILURE

         The inadequacies of current optimal treatment for CHF have driven a search for additional therapeutic alternatives. Given the survival benefits of blocking the renin-angiotensin system with ACE inhibitors, cardiologists began to study the effects of blocking the other compensatory system, the adrenergic system, in patients with CHF. In heart failure, the adrenergic system is activated to release the catecholamines, norepinephrine and epinephrine, which stimulate the heart to beat faster and more powerfully. However, such stimulation may be harmful to the failing heart, particularly when such stimulation is chronic. The harmful effects of chronic activation of the adrenergic system include a direct cardiotoxic effect on the heart muscle and an increase in the heart's need for oxygen. Two forms of beta-adrenergic receptors, beta-1 and beta-2, transmit the effects of adrenergic stimulation to the heart.

         Drugs which block the effects of adrenergic stimulation (beta-blockers or beta adrenergic receptor antagonists) have been available for almost 30 years and have been used to treat hypertension or angina in millions of patients. For years, physicians were taught that beta-blockers were best avoided in patients with CHF because it was believed that the failing heart required the stimulation of the adrenergic system. A non-selective beta-blocker (which blocks both beta-1 and beta-2 receptors) with vasoconstricting properties was administered to patients with CHF in the early 1980's. While adrenergic stimulation of the heart was reduced, the intense vasoconstriction caused by the drug resulted in rapid worsening of heart failure, and development was discontinued. Drugs acting only on the beta-1 receptor were studied as a treatment of CHF, with better results. After two months of treatment, there were improvements in cardiac function and improved exercise tolerance. However, there was concern that a drug acting only on the beta-1 receptor would leave the beta-2 receptor free to stimulate heart rate and contractility and could, therefore, reduce the desired benefit of this treatment on mortality. Moderate-sized clinical studies with beta-1 selective agents did not show a statistically significant overall reduction in mortality.

Non-Selective Beta-Blockers with Vasodilating Properties

         More recently, two non-selective beta-blockers, carvedilol (a moderate vasodilator) and bucindolol (a mild vasodilator), have been studied as treatments for CHF with promising results. These drugs block both beta-1 and beta-2 receptors but do not have the vasoconstrictive effect of previously studied non-selective beta-blockers. Both drugs consistently produced improved cardiac function in Phase II studies and both were well tolerated. The Company believes that the mild vasodilation of bucindolol may be better tolerated than the moderate vasodilation of carvedilol because mild vasodilation is less likely to cause sudden drops in blood pressure.

Carvedilol

         In February 1995, SmithKline Beecham halted Phase III non-mortality studies of carvedilol, a non-selective beta-blocker with moderate vasodilating properties, in CHF patients who were also receiving current optimal therapy due to an "unexpected dramatic reduction in mortality." Data presented at the American Heart Association meeting in November 1995 showed that carvedilol treatment resulted in an average 67% reduction of mortality in four trials involving a total of approximately 1,100 randomized patients. Approximately 1,200 patients were given carvedilol for an initial two-week period and those that tolerated the drug were randomized to carvedilol or placebo for the trial. Since 1991, carvedilol has been approved as a treatment for hypertension in several European countries, and in September 1995 it was approved by the FDA for marketing in the United States for hypertension. In November 1995, SmithKline Beecham submitted data to the FDA to supplement its hypertension NDA for carvedilol to cover a twice-daily formulation of carvedilol for the treatment of CHF. In May 1996, the FDA Cardiovascular and Renal Drug Advisory Committee met and discussed the use of carvedilol for treatment of heart failure, but recommended against approval of carvedilol as a treatment for CHF. The Company believes that SmithKline Beecham is continuing to attempt to gain an FDA approval for carvedilol as a treatment for CHF, and there can be no assurance that carvedilol will not be approved for treatment for CHF in the United States. The Company is aware that carvedilol is now approved for the treatment of CHF in Canada, Mexico, Sweden, Norway, Israel, Spain and Denmark. See "--Competition".

Bucindolol

         Phase II clinical studies of bucindolol, a non-selective beta-blocker with mild vasodilating properties, have consistently demonstrated improved cardiac function in patients with CHF. Bucindolol was chosen by the VA and the NIH for the BEST Study, which commenced in June 1995. According to the BEST Study protocol, bucindolol was chosen as the only drug being studied in the trial because it is a non-selective beta-blocker, it has been well tolerated in CHF patients and there was extensive published clinical experience with it in CHF patients.


BUCINDOLOL

         Bucindolol was initially developed by Bristol-Myers Squibb Company ("Bristol-Myers") as a treatment for hypertension. In the 1980's over 1,200 hypertension patients and healthy subjects received bucindolol in over 50 clinical studies. While bucindolol was well tolerated, it was clear that the compound would require at least twice-daily dosing for hypertension, which would make it difficult to compete with once-daily beta-blockers equally effective against hypertension. As a result, development for hypertension was not completed. CPEC obtained an exclusive license to bucindolol for treatment of CHF from Bristol-Myers in 1991. See "--License Agreements--Bucindolol License".

Phase II Studies in CHF

         In addition to hypertension studies, beginning in the late 1980's Bristol-Myers sponsored five Phase II studies for bucindolol in over 200 patients with CHF. The first three studies provided data demonstrating that two- to three-month treatment with bucindolol resulted in improved cardiac function, including beneficial effects on left ventricular ejection fraction, cardiac output and pulmonary capillary wedge pressure (three common measures of cardiac function). Invasive studies suggested that the improvements in left ventricular function resulted from improved heart contractility. A chronic study showed that improvement in cardiac function, as measured by left ventricular ejection fraction, continued during an average follow-up of patients for 16 months. In addition, a 139-patient dose response study at 12 U.S. and Canadian centers showed that bucindolol produced a dose-related improvement in, and prevented deterioration of, left ventricular function. Bucindolol was well tolerated in all these Phase II studies. Ninety-eight percent of patients tolerated initial challenge doses.

The BEST Study

         Bucindolol is the only drug being studied in the BEST Study, which is testing whether the addition of bucindolol to optimal current CHF therapy will reduce mortality in patients with moderate to severe CHF. The BEST Study is also assessing the effect of treatment on quality of life, hospitalizations, overall treatment costs, left ventricular ejection fraction and incidence of myocardial infarction. The BEST Study is sponsored by the NIH and the VA, who have agreed to provide up to $15,750,000 to fund the study, based upon patient enrollment. The Company is obligated to provide up to $2,000,000 of study costs ($1,250,000 of which had been paid as of September 30, 1996), as well as drug supplies and monitoring costs for the study, which are estimated to total an additional $2,500,000.

         Adults with ejection fractions of 0.35 or less and moderate to severe symptoms (NYHA Classes III and IV) are participating in the BEST Study. In addition to current optimal therapy, patients are being randomized to receive either bucindolol or a placebo in a double-blind design that will be stratified based upon cause of heart failure, gender, ejection fraction, race and treatment hospital. Approximately 90 clinical centers have been selected for study participation. The BEST Study commenced in June 1995 and is designed to enroll up to 2,800 patients, at least 33% of whom are recommended to be female, for up to three years. All patients are expected to receive a follow-up of 18 months or more. An independent Data and Safety Monitoring Board is periodically monitoring the progress, data, outcomes, toxicity, safety and other confidential data. The BEST Study is designed so that in the event that significant mortality improvement is evident to the Data and Safety Monitoring Board at any time during the course of the study, the study could be stopped early. As of December 20, 1996, approximately 1,400 patients had been randomized.

         The rate of completion of the BEST Study or any other Company clinical trial is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, and the alternative therapies and drug regimens (including other beta-blockers) available. In particular, the Company expects patient enrollment in the BEST Study will be adversely affected if the FDA approves the NDA for carvedilol as a treatment for CHF. See "--Competition". Delays in planned patient enrollment, including delays in enrolling a sufficient number of female patients in the BEST Study, may result in increased study costs and delays, which could have a material adverse effect on the Company. In addition, the Company does not control the BEST Study, which is being conducted by the NIH and the VA.

         The Company currently intends to file an NDA for bucindolol with the FDA within 12 to 15 months after completion of the BEST Study, if its results are favorable. This submission will be followed by equivalent submissions to appropriate regulatory authorities in Europe. There can be no assurance that the Company will meet this schedule, or that bucindolol or any of the Company's other products in development will receive marketing approval in any country on a timely basis, or at all. In addition to the BEST Study, the Company has initiated several pharmacokinetic and drug interaction clinical trials with bucindolol. If the Company were unable to complete clinical trials or demonstrate the safety and efficacy of bucindolol, the Company would be materially and adversely affected.

Bucindolol Collaborations

         In December 1995, the Company executed the Astra Merck Collaboration with Astra Merck to provide for the development, commercialization and marketing of a twice-daily formulation of bucindolol for the treatment of CHF in the United States. The Astra Merck Collaboration requires Astra Merck to make certain payments to the Company (including a

$5,000,000 payment made upon execution of the Astra Merck Collaboration). Astra Merck and the Company will co-fund the U.S. development and commercialization of the formulation and Astra Merck will pay royalties to the Company on net sales of the formulation in the United States. The Company has retained U.S. rights to develop a once-daily formulation of bucindolol. See "-- Collaborative Arrangements--Astra Merck Collaboration".

         The Company is attempting to enhance its competitive position with respect to bucindolol by developing a patent protected once-daily formulation of bucindolol. In April 1996, the Company entered into an Agreement for a Feasibility Study ("Feasibility Study Agreement") and a License Agreement ("License Agreement") with Jago Pharma AG and its affiliates ("Jago"). The study contemplated by the Feasibility Study Agreement is designed to determine the feasibility of developing a once-daily formulation of bucindolol. See "--Collaborative Arrangements--Additional Bucindolol Collaborations-- Once-Daily Formulation".

         In December 1996, the Company executed the Knoll Collaboration with Knoll to provide for the development, manufacture and marketing of bucindolol for the Territory, which includes all countries with the exception of the United States and Japan. The Knoll Collaboration requires Knoll to make certain payments to CPEC, including a $2,000,000 payment due upon execution of the Knoll Collaboration and a $1,000,000 payment due in January 1997. Knoll and the Company will share the development and marketing costs of bucindolol in the Territory and Knoll will pay royalties to the Company based on net profits, as defined in the Knoll Collaboration, of bucindolol in the Territory. See "-- Collaborative Arrangements--Knoll Collaboration".

ANTIOXIDANT PROGRAM

         The Company's catalytic antioxidant small molecule research program is conducted by Aeolus. The Company's initial target indication is the prevention of broncho-pulmonary dysplasia in premature infants with neonatal respiratory distress syndrome ("NRDS"). Approximately 60,000 to 70,000 infants each year in the United States develop NRDS. NRDS develops as a result of having immature lungs that are unable to remain sufficiently inflated during respiration. Additional clinical targets with promising rationale for treatment with catalytic antioxidants include cardiomyopathy and stroke. The Company believes its catalytic antioxidant small molecules have the potential to address a broad range of conditions beyond the initial clinical targets. All of these conditions involve the toxicities associated with excess oxygen free radicals and the regulation of nitric oxide levels.

         Aeolus' compounds are small enough to enter cells and are inexpensive to manufacture. In addition, they have multiple potent catalytic antioxidant activities and a core chemical structure that allows development of multiple unique molecular compounds with the potential for tissue or therapeutic specificity and safety (i.e., lack of toxicity). Aeolus' early lead compounds have been effective in bacterial and mammalian cellular models of activity of catalase and superoxide dismutase (naturally occurring antioxidant enzymes), in protecting neuronal cells in an animal model of damage associated with strokes and in reducing lung damage in animal models of acute lung injury. Aeolus is currently engaged in the process of synthesizing related molecules in order to optimize the desirable characteristics of these compounds before selecting a molecule for preclinical development.


COLLABORATIVE ARRANGEMENTS

         The Company's strategy is to develop and add value to in-licensed products and sponsored research programs and to enter into collaborations and licensing agreements with corporate partners for product development, manufacturing and marketing. The Company believes that it will be necessary to enter into collaborative arrangements with other companies in the future to develop, commercialize, manufacture and market additional products.

Astra Merck Collaboration

         In December 1995, the Company entered into the Astra Merck Collaboration with Astra Merck to provide for the development, commercialization and marketing of a twice-daily formulation of bucindolol for the treatment of CHF in the United States. Under the terms of the collaboration, Astra Merck made an initial $5,000,000 collaborative development payment to CPEC, which was recognized by the Company as contract revenue upon its receipt in December 1995. In addition, Astra Merck will fund up to $15,000,000 of the U.S. development costs for the twice-daily bucindolol product, including any future payments due under the BEST Study. As a part of its funding obligations under the Astra Merck Collaboration, Astra Merck shall reimburse the Company for expenses and expenditures incurred in connection with the development and commercialization of the twice-daily formulation of bucindolol in the United States.

         During the fiscal year ended September 30, 1996, Astra Merck made payments or assumed liabilities of approximately $4,301,000 on the Company's behalf. These amounts did not flow through the Company's Statement of Operations, as they were offset against related expenses. Astra Merck had paid approximately $2,857,000 of this amount by September 30, 1996 and approximately $1,344,000 was included as offsetting accounts receivables and accrued expenses on the Company's Balance Sheet at September 30, 1996. In addition, approximately $100,000 that had been paid by the Company, but had not yet been reimbursed by Astra Merck, was included as accounts receivable from Astra Merck at September 30, 1996.

          Astra Merck must also pay CPEC $5,000,000 within 10 days of the grant by the FDA of marketing approval for a twice-daily formulation of bucindolol, unless such an approval has previously been granted for another beta-blocker based upon a reduction in heart failure mortality claims. In addition, Astra Merck must pay CPEC $10,000,000 upon the first achievement of net sales of the twice-daily formulation of bucindolol in excess of $200 million in any 12-month period (indexed for inflation). Finally, Astra Merck must pay the royalties due to Bristol-Myers under its license of bucindolol to CPEC (see "--License Agreements--Bucindolol License"), and must pay CPEC royalties of 15% on the first $110 million of annual net sales (indexed for inflation), and 30% of annual net sales in excess of such indexed amount, of the twice-daily formulation in the United States. Because a significant portion of the Company's development, commercialization and marketing activities relating to the twice-daily formulation of bucindolol in the United States will be funded by Astra Merck under the Astra Merck Collaboration, the Company is substantially dependent upon Astra Merck for the success of this formulation of bucindolol.

         Under the terms of the Astra Merck Collaboration, the Company must pay Astra Merck $10,000,000 in December 1997, or the royalties payable by Astra Merck to CPEC will be reduced to 7% of net sales of the twice-daily formulation in the United States. The Astra Merck Collaboration also provides that the Company must reimburse Astra Merck for one-third of launch costs (as defined in the Astra Merck Collaboration) beginning when the Company files an NDA for the twice-daily formulation and continuing through the first 12 months subsequent to the first commercial sale of the formulation, up to a total launch cost reimbursement of $11,000,000, or the royalties payable by Astra Merck to CPEC will be reduced to 7% of net sales of the twice-daily formulation in the United States. The Company currently intends to make both such payments. However, in the event that the Company does not make either of these payments and, as a result, the royalties payable by Astra Merck to the Company are significantly reduced, the Company's results of operations would be materially adversely affected.

         A steering committee composed of four representatives each from Astra Merck and the Company ("Steering Committee") has been formed to manage the Astra Merck Collaboration. The Steering Committee is responsible for management of all aspects of the Astra Merck Collaboration, including, but not limited to, approval of budgets and timetables for development and commercialization, and selection of entities responsible for tasks required in connection with the development, manufacture, sales, marketing and other aspects of commercialization of the twice-daily formulation of bucindolol in the United States. The Company has retained certain co-promotion rights.

         The Astra Merck Collaboration continues in effect until December 31, 2010, subject to Astra Merck's option to extend it for two additional five-year periods. However, either party may terminate the Astra Merck Collaboration upon 90 days' notice of the other's material breach which remains uncured (30 days in the event of overdue payments from Astra Merck to the Company). In addition, Astra Merck may terminate the Astra Merck Collaboration at any time in order to enter into a contract relating to or to launch a competing product if it first makes a payment to the Company. If the termination occurs more than five years after FDA approval of an NDA for bucindolol, no payment would be required.

Knoll Collaboration

         In December 1996, the Company entered into the Knoll Collaboration with Knoll to provide for the development, manufacture and marketing of bucindolol for the Territory, which includes all countries with the exception of the United States and Japan. The Knoll Collaboration includes both the twice-daily bucindolol formulation and the once-daily bucindolol formulation currently under development. Under the terms of the collaboration, Knoll is required to make certain payments to CPEC, including a $2,000,000 payment due upon execution of the Knoll Collaboration and a $1,000,000 payment due in January 1997. Knoll must also pay to CPEC $10,000,000 upon bucindolol regulatory approval in a major European Community ("EC") member state and $10,000,000 upon the first attainment of $200,000,000 of net sales in the Territory during any consecutive 12-month period.

         Knoll and the Company will share the development and marketing costs of bucindolol in the Territory. In general, Knoll shall pay approximately 60% of the development and marketing costs prior to product launch and the Company shall pay approximately 40% of such costs, subject to certain maximum dollar limitations. Knoll shall also bear approximately 60% of once-daily development costs which relate to development solely for the Territory and approximately
33% of once-daily development costs which have a worldwide benefit. The Company is responsible for the remainder of once-daily development costs.

         Upon product launch, Knoll shall pay royalties to CPEC for the use of the license and trademarks of bucindolol in the Territory. The royalty shall be equal to 40% of net profits, as defined in the Knoll Collaboration.
The Company would be responsible for, and pay to Knoll, 40% of any net loss, as defined.

         An Advisory Committee composed of not more than four representatives each from Knoll and the Company shall be formed to discuss, review and advise the parties regarding the development and clinical trials of bucindolol in the Territory. The Knoll Collaboration continues in effect for 15 years after the first commercial sale with respect to each country in the Territory, subject to two additional five-year renewals at Knoll's option. Knoll has the right to terminate the Knoll Collaboration at any time prior to the termination of the BEST Study and within 60 days after the BEST Study's primary end-point results are reported in writing to Knoll. Because a significant portion of the Company's development, commercialization and marketing activities relating to bucindolol in the Territory will be funded by Knoll under the Knoll Collaboration, the Company is substantially dependent upon Knoll for the success of bucindolol in the Territory.

Once-Daily Fomulation

         In April 1996, the Company entered into the Feasibility Study Agreement and the License Agreement with Jago. The study contemplated by the Feasibility Study Agreement is designed to determine the feasibility of developing a once-daily formulation of bucindolol. The Company made an initial payment of $390,000 upon signing the Feasibility Study Agreement. The Feasibility Study Agreement expires the earlier of 60 days after receipt by the Company of the Preliminary Pharmacokinetic Study from Jago, or immediately upon a default or breach of confidentiality provisions or upon another breach or default not cured within 30 days of notice thereof, upon bankruptcy of a party or if the Company determines in its sole discretion not to proceed with the next phase of the study. The License Agreement has a perpetual term, but contains similar breach and bankruptcy termination provisions as the Feasibility Study Agreement. The Company will make additional payments to Jago on net sales of the once-daily formulation, if developed under these agreements, until the expiration of the relevant patent on a country-by-country basis (or 15 years, if no patent is issued in that country).

         The rights to the once-daily formulation for the Territory have been licensed to Knoll in conjunction with the Knoll Collaboration. For 90 days after the Company develops a successful once-daily formulation of bucindolol, Astra Merck has a right of first negotiation to license that formulation in the United States.

Collaborative Partners

         The Company believes that it will be necessary to enter into additional collaborative arrangements in the future, with Astra Merck, Knoll, Jago or other companies, to develop, commercialize, manufacture and market additional products. There can be no assurance that the Company will be able to establish additional collaborative arrangements, that Astra Merck, Knoll, Jago or the Company's other collaborative partners will not terminate their collaborations with the Company, or that these collaborations will be completed or be successful. Should the Company and its collaborative partners fail to develop, commercialize, manufacture or market products, the Company would be materially adversely affected. In addition, there can be no assurance that any collaborative partner will not be pursuing alternative technologies or developing alternative compounds either on its own or in collaboration with others, targeted at the same diseases as those involved in the collaborative arrangements.


LICENSE AGREEMENTS

Bucindolol License

         In December 1991, Bristol-Myers granted to CPEC a license to bucindolol for pharmaceutical therapy for CHF and left ventricular dysfunction (as amended, the "Bucindolol License"). The Bucindolol License is exclusive for all countries in the world.

         The Bucindolol License requires the Company to conduct all appropriate and necessary clinical trials and to take all actions that are reasonably necessary for the preparation and filing of an NDA and a comparable application in at least one Western European country. The Company is obligated to pay royalties on net product sales during the term of the Bucindolol License, and must pay all or a portion of patent prosecution, maintenance and defense costs. The Company may terminate the Bucindolol License on a country-by-country basis by written notice to Bristol-Myers, and either party may terminate the Bucindolol License upon a breach by the other party which remains uncured for 60 days after receipt of written notice thereof. Unless so terminated, the Bucindolol License continues, with respect to each country, until the patent on bucindolol issued in that country expires or has been found invalid, or, if later, 15 years after first commercial sale of bucindolol (subject to two five-year renewals at the Company's option). The fact that the Company's license for bucindolol provides that the Company's royalty obligations may extend beyond the expiration date of the underlying patent may materially adversely affect the Company's competitive position in the event a generic version of bucindolol is introduced.

Duke License

         In July 1995, Aeolus obtained an exclusive worldwide license (the "Duke License") from Duke University ("Duke") to develop, make, have made, use and sell products using certain technology and compounds developed by two scientists at Duke. These scientists provide research support and advice to Aeolus in the field of free radical and antioxidant research. Further discoveries in the field of antioxidant research from their laboratories at Duke are also covered by the Duke License. The Duke License requires Aeolus to use its best efforts to pursue development of products using the licensed technology and compounds. Such efforts are to include the manufacture or production of products for testing, development and sale. Aeolus is also obligated to use its best efforts to have the licensed technology cleared for marketing in the United States by the FDA and in other countries in which Aeolus intends to sell products using the licensed technology. Aeolus will pay royalties to Duke on net product sales during the term of the Duke License and milestone payments upon the occurrence of certain events, including FDA approval of the first product using the licensed technology. In addition, Aeolus is obligated under the Duke License to pay all or a portion of patent prosecution, maintenance and defense costs. The Company may terminate the Duke License on a country-by-country basis upon 90 days' written notice to Duke, and either party may terminate the Duke License for material breach of the other party, which breach is not cured within 45 days after receipt of written notice thereof in the case of the first two breaches by a party and immediately thereafter upon written notice of a material breach by that party. Unless so terminated, the Duke License continues until the expiration of the last to expire issued patent on the licensed technology.

License Agreements

         There can be no assurance that any of these license agreements will not be so terminated and, if terminated, that the Company will be able to enter into similar license agreements on terms as favorable to the Company as those contained in its existing license agreements. Furthermore, the Company's strategy is to seek additional licenses in the future, and there can be no assurance that the Company will be able to enter into similar license agreements for additional products in the future on acceptable terms.


RESEARCH AND DEVELOPMENT

         The Company currently does not have its own laboratory facilities and currently does not plan to establish such facilities. The Company has funded and may from time to time fund research programs in collaboration with academic and other institutions, primarily those with which it has or will have established license agreements. Currently, the Company is supporting research with respect to catalytic antioxidant small molecules at Duke.

         The Company also depends upon academic, research and non-profit institutions, and some commercial service organizations, for chemical synthesis and analysis, product formulation, assays and preclinical and clinical testing of its products. For the period from inception (March 15, 1994) to September 30, 1994 and for the fiscal years ended September 30, 1995 and 1996, the Company expended approximately $106,000, $2,004,000 and $2,318,000, respectively, on research and development activities, in addition to the purchase of bucindolol technology rights for approximately $1,852,000 and $350,000 in September 1994 and September 1996, respectively.


MANUFACTURING AND MARKETING

         The Company's manufacturing strategy is to contract with third-party manufacturers, rather than incur the capital expense of establishing its own manufacturing facility and capability. Likewise, the Company's marketing strategy is to contract with third parties, rather than incur the expense and overhead of establishing its own sales and marketing force. The Company therefore will be dependent on third parties, including its collaborative partners, for the manufacturing and marketing of any products that it may develop. There can be no assurance that such parties will be able to meet the Company's needs either with respect to timing, quantity or quality. If the Company is unable to obtain or retain third party manufacturing or marketing on acceptable terms, it may be delayed in its ability to commercialize products. The Company's dependence upon third parties, including its collaborative partners, for the manufacturing and marketing of products may adversely affect the Company's profit margins and its ability to develop, deliver and sell products on a timely and competitive basis.

         The Steering Committee under the Astra Merck Collaboration will select a third-party manufacturer for the twice-daily formulation of bucindolol. Under the terms of the Astra Merck Collaboration, Astra Merck will conduct all U.S. sales and marketing of the formulation through its direct sales and marketing staff, unless the Company exercises its right to co-promotion.

         The Advisory Committee under the Knoll Collaboration shall advise Knoll and the Company as to the recommended manufacturer of bucindolol for the Territory. Knoll shall have the right to choose to manufacture the product for the Territory as long as the price, capability and other terms are competitive with third party manufacturers. Under the terms of the Knoll Collaboration, Knoll will conduct all sales and marketing of bucindolol in the Territory through its direct sales and marketing staff.

         The Company expects that it will continue to seek to enter into collaborative arrangements with pharmaceutical and other companies for the development, manufacturing and marketing of products requiring broad marketing capabilities for overseas marketing. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing. These collaborators are expected to be granted exclusive or semi-exclusive rights to sell specific products in particular geographic territories in exchange for a royalty, joint venture, equity investments, co-marketing or other financial interest. There can be no assurance that such parties will be able to meet the Company's needs either with respect to timing, quantity or quality. If the Company is unable to obtain or retain third party manufacturing or marketing on acceptable terms, it may be delayed in its ability to commercialize products. The Company's dependence upon third parties, including its collaborative partners, for the manufacturing and marketing of products may adversely affect the Company's profit margins and its ability to develop, deliver and sell products on a timely and competitive basis. In the event the Company determines to establish its own manufacturing or marketing capabilities, it will require substantial additional funds, manufacturing facilities and equipment, and personnel.


COMPETITION

         Due to the incidence and severity of cardiovascular and pulmonary diseases, the market for therapeutic products that address such diseases is large, and competition is intense and expected to increase. The Company expects technological developments in its fields of research and development to occur at a rapid rate and expects competition to intensify as advances in these fields are made. Accordingly, the Company will be required to continue to devote substantial resources and efforts to research and development activities. The Company's most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Many of these competitors have significant cardiovascular and pulmonary products cleared for commercial marketing or under development, and operate large, well funded cardiovascular and pulmonary disease research and development programs. Furthermore, academic institutions, governmental agencies, and other public and private research organizations continue to conduct research, and are becoming more active in seeking patent protection and establishing collaborative arrangements for research, development, manufacturing and marketing with respect to technologies that they have developed, some of which may be competitive with those of the Company. There can be no assurance that competitors will not succeed in developing technologies and products that are preferred compared to, or more effective than, those being developed by the Company or that would render the Company's technology obsolete or noncompetitive.

         The Company is aware of products in research or development by its competitors that address the diseases being targeted by the Company. In particular, carvedilol, a non-selective beta-blocker with moderate vasodilating properties, is owned by Boehringer Mannheim and licensed in the United States and certain other countries to SmithKline Beecham. Since 1991, carvedilol has been approved as a treatment for hypertension in several European countries, and in September 1995 it was approved by the FDA for commercial marketing in the United States as a treatment for hypertension. In February 1995, the Phase III studies of carvedilol for treatment of CHF were stopped early due to carvedilol's unexpected effect in reducing mortality. In November 1995, SmithKline Beecham submitted data to the FDA to supplement its hypertension NDA for carvedilol to cover a twice-daily formulation of carvedilol for the treatment of CHF. In May 1996, the FDA Cardiovascular and Renal Drug Advisory Committee met and discussed the use of carvedilol for treatment of heart failure, but recommended against approval of carvedilol as a treatment for CHF. The Company believes that SmithKline Beecham is continuing to attempt to gain an FDA approval for carvedilol as a treatment for CHF and there can be no assurance that carvedilol will not be approved for treatment of CHF in the United States. Therefore, the Company believes that carvedilol could receive approval for marketing as a treatment of CHF in the United States prior to bucindolol, which may adversely affect the patient enrollment rate of the BEST Study and could provide marketing advantage to SmithKline Beecham. The Company is aware that carvedilol is now approved for the treatment of CHF in Canada, Mexico, Sweden, Norway, Israel, Spain and Denmark.

         Additionally, it is anticipated that other pharmaceutical companies that are selling, developing or manufacturing beta-blockers will attempt to develop their beta-blockers as a treatment for CHF. In October 1995, Germany-based Merck KGaA initiated the CBIS II trial to test bisoprolol as a treatment in CHF patents in Europe. Bisoprolol is a beta-1 selective beta-blocker marketed in the United States by Lederle for hypertension. Although the earlier, smaller CBIS I study of bisoprolol did not show significant reduction of mortality in the patient population, CBIS II is designed to enroll a larger patient population, up to 2,500 patients. In a similar manner, the Company believes that Astra AB has initiated or plans to initiate shortly a large mortality study for for the beta-1 selective beta-blocker metoprolol ("MERIT"). Metoprolol failed to show a reduction in mortality for CHF patients in a smaller trial, but MERIT is designed to enroll up to 3,000 patients in multiple centers internationally. Positive CBIS II or MERIT clinical trial results could adversely affect the Company.

         Several companies have explored the therapeutic potential of antioxidant compounds in numerous indications. Historically, most of these companies have focused on recombinant versions of naturally occurring antioxidant enzymes, but with limited success. Antioxidant drug research continues at a rapid pace despite earlier commercial setbacks. Several companies have antioxidant compounds in Phase III clinical trials. Any catalytic antioxidant small molecule product which the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share.

         For certain of the Company's potential products, an important competitive factor will be the timing of market introduction of competitive products. Accordingly, the Company expects that important competitive factors in its markets will be the relative speed with which companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the product to the market. With respect to clinical testing, competition may delay progress by limiting the number of clinical investigators and patients available to test the Company's potential products. In addition to the above factors, competition is based on product efficacy, safety, the timing and scope of regulatory approvals, availability of manufacturing, marketing and sales capabilities, reimbursement coverage, price and patent position.


PATENTS AND PROPRIETARY RIGHTS

         The Company's policy is to seek, when appropriate, protection for potential products and proprietary technology by filing patent applications in the United States and other jurisdictions. In addition, the Company licenses or has the right to license, generally on an exclusive basis, patents and patent applications owned by others, such as Bristol-Myers and Duke. The Company is obligated to pay royalties and other compensation under these agreements. See "--License Agreements".

         The Company's success will depend in part on its ability to obtain and enforce patent protection for its products both in the United States and other countries. There can be no assurance that any patents will issue on any of the Company's patent applications or on patent applications licensed from third parties. Even if such patents issue, there can be no assurance that the claims allowed will be sufficiently broad to protect the Company's technology or that the patents will provide protection against competitive products or otherwise be commercially valuable. No assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed, circumvented or held unenforceable.

         Under the Bucindolol License, the Company has exclusive worldwide rights to bucindolol for treatment of CHF. The composition of matter patent is due to expire in November 1997, before anticipated FDA approval. As a result, assuming FDA approval can be obtained, competitors, including generic drug manufacturers, may market bucindolol. The Company intends to rely on the provisions of the Waxman-Hatch Act for five years of marketing exclusivity in the United States, commencing on the date of the FDA's approval of bucindolol for commercial marketing in the United States. The Waxman-Hatch Act establishes a period of time from the date of FDA approval of certain new drug applications during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors, although it may accept or approve long-form applications (that is, other complete NDAs) for such drug. The applicable period is five years in the case of drugs containing an active ingredient not previously approved.

The Company currently intends to attempt to enhance its competitive position with respect to bucindolol beyond the five-year period provided by the Waxman-Hatch Act by developing and patenting a once-daily formulation of bucindolol. There can be no assurance, however, that such a once-daily formulation will be successfully developed and, if so, whether adequate patent coverage can be obtained.

         In addition, the Company intends to seek marketing exclusivity in most of Europe under Directives 65/65/EEC and 87/21/EEC, which marketing exclusivity, if obtained, generally will run for 10 years from the date of marketing approval on a country-by-country basis. Finally, similar Japanese law may provide the Company with marketing exclusivity in that country for a period up to six years following Japanese marketing approval. There can be no assurance that the Waxman-Hatch Act or similar foreign laws will not be amended or repealed, or that their benefits will be available to the Company.

         Aeolus' catalytic antioxidant small molecule technology base is described in two issued U.S. patents and one issued foreign patent, as well as four pending U.S. applications, two Patent Cooperation Treaty applications and five pending foreign patent applications. These patents and patent applications belong in whole or in part to Duke and are licensed to the Company. See "--License Agreements --Duke License". These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds with moieties that bind to specific extracellular elements.

         In addition to patent protection, the Company also relies upon trade secrets, proprietary know-how and technological advances which it seeks to protect in part through confidentiality agreements with its collaborative partners, employees and consultants. The Company's employees and consultants are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while affiliated with the Company. The Company also has entered into non-disclosure agreements which are intended to protect its confidential information delivered to third parties for research and other purposes. However, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

         The commercial success of the Company will also depend in part on its ability to commercialize its products without infringing patents or other proprietary rights of others or breaching the licenses granted to the Company. There can be no assurance that the Company will be able to obtain a license to any third-party technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. Failure by the Company to obtain a license to any technology that it may require to commercialize its technologies or products would have a material adverse effect on the Company.

         Furthermore, as with any pharmaceutical company, the Company's patent and other proprietary rights are subject to uncertainty. The Company's patent rights related to its products might conflict with current or future and other proprietary rights of others. For the same reasons, the products of others could infringe the patent or other proprietary rights of the Company. Litigation or patent interference proceedings, either of which could result in substantial cost to the Company, may be necessary to enforce any patents or other proprietary rights of or issued to the Company or to determine the scope and validity or enforceability of other parties' proprietary rights. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to the Company. Any adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products.


GOVERNMENT REGULATION

         The Company's research and development activities and the manufacturing and marketing of the Company's future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The FDA and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use. Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials, including the BEST Study, will demonstrate the safety and efficacy of any products or will result in marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

         The steps required by the FDA before new drug products may be marketed in the United States include: (i) preclinical studies; (ii) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug, which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of an NDA; and (v) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially. In addition to obtaining FDA approval for each product, each manufacturing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA. Each manufacturing facility, its quality control and manufacturing procedures must also conform and adhere at all times to the FDA's good manufacturing practice ("GMP") regulations. In addition to preapproval inspections, the FDA regularly inspects manufacturing facilities for compliance with these requirements. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other governmental agencies.

         Preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as a part of the Investigational New Drug application ("IND"), which must become effective prior to authorization to commence human clinical trials. Clinical trials are typically conducted in three sequential phases following receipt of an IND, although the phases may overlap. Phase I represents the initial administration of the drug to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence on effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III studies are initiated to further establish clinical safety and efficacy of the drug in a broader sample of the general patient population at geographically dispersed study sites, in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for any physician labeling. During all clinical studies, the Company must take care to adhere to good clinical practice ("GCP") standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA to the FDA.

         The process of completing clinical testing and obtaining FDA approval for a new drug product is likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA in a timely manner. Even after initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA will require post-market reporting and may require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, labeling or a change in manufacturing facility, an NDA supplement may be required to be submitted to the FDA.

         The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the availability of alternative therapies and drug regimens (including other beta-blockers), the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on the Company.

         The Company currently intends to file an NDA for bucindolol with the FDA within 12 to 15 months after completion of the BEST Study, if its results are favorable. This submission will be followed by equivalent submissions to appropriate regulatory authorities in Europe. There can be no assurance that the Company will meet this schedule, or that bucindolol or any of the Company's other products in development will receive marketing approval in any country on a timely basis, or at all. If the Company were unable to complete clinical trials or demonstrate the safety and efficacy of bucindolol, the Company would be materially and adversely affected.

         Failure to comply with applicable FDA requirements may result in a number of consequences that could materially and adversely affect the Company. Failure to adhere to approved protocols and GCPs in conducting clinical trials could cause the FDA to place a clinical hold on one or more studies which would delay research and data collection necessary for product approval. Noncompliance with GCPs could also have a negative impact on FDA's evaluation of an NDA. Failure to adhere to GMPs and other applicable requirements could result in FDA enforcement action and in civil and criminal sanctions, including but not limited to fines, seizure of product, refusal of the FDA to approve product approval applications, withdrawal of approved applications, and prosecution.

         Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements. There can be no assurance that any foreign approvals will be obtained on a timely basis or at all.

         In addition to the regulatory framework for product approvals, the Company is and its collaborative partners may be subject to regulation under state and federal laws, including requirements regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulation. The impact of such regulation upon the Company cannot be predicted and could be material and adverse.


PHARMACEUTICAL PRICING AND REIMBURSEMENT

         The business and financial condition of pharmaceutical and biotechnology companies will continue to be affected by the efforts of governmental and third-party payors to contain or reduce the cost of healthcare. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has and will continue to increase the pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement or adoption of such proposals or efforts could have a material adverse effect on the Company. Further, to the extent that such proposals or efforts have a material adverse effect on companies that are prospective collaborative partners of the Company, the Company's ability to establish collaborative partnerships may be adversely affected. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.


PRODUCT LIABILITY EXPOSURE AND INSURANCE

         The use of any of the Company's products in clinical trials, and the sale of any of the Company's products, may expose the Company to liability claims resulting from the use of its products. These claims might be made directly by consumers, healthcare providers or by pharmaceutical companies or others selling such products. Under the Astra Merck Collaboration, both the Company and Astra Merck have agreed to maintain, through self-insurance or otherwise, product liability insurance with the other party named as an additional insured. The Company has obtained limited product liability insurance coverage for its human clinical trials. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. There can also be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any products approved for marketing. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company.


EMPLOYEES

         As of September 30, 1996, there were 17 employees at the Company, of whom 10 were involved directly in scientific research and development activities. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good. The Company is highly dependent on the principal members of its management and scientific staff. The loss of certain key employees could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled scientific and managerial personnel. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires.


ITEM 2.  PROPERTIES.

         Intercardia currently leases approximately 6,200 square feet of office space in Research Triangle Park, North Carolina, which is leased through April 2001. The Company believes that these leased facilities are adequate to meet the Company's current needs and that additional facilities in the area are available for lease to meet future needs.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings.















ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1996.

EXECUTIVE OFFICERS

As of September 30, 1996, the executive officers of the Company were as follows:


      Name             Age                           Position
-----------------      ---     -------------------------------------------------

Clayton I. Duncan       47     President, Chief Executive Office and Director

Richard W. Reichow      46     Senior Vice President, Chief Financial Officer,
                               Treasurer and Secretary

David P. Ward, M.D.     50     Senior Vice President, Research and Development


         Clayton I. Duncan has been President, Chief Executive Officer and a director of Intercardia since January 1995. From 1989 until December 1993, Mr. Duncan was President and Chief Executive Officer of Sphinx Pharmaceuticals Corporation ("Sphinx"), a biopharmaceutical company which was acquired by Eli Lilly and Company ("Lilly") in September 1994. From December 1993 until September 1994, he served as an independent consultant to Sphinx with regard to the sale of Sphinx to Lilly. From 1987 to 1989, Mr. Duncan was a General Partner of Intersouth Partners, a venture capital firm. From 1979 to 1987, he was an executive with Carolina Securities Corporation, a regional investment banking firm, serving as Executive Vice President and a director from 1984 to 1987. Mr. Duncan was a founder and Chairman of the Board of CRX Medical, Inc., a medical products company that conducted research and development in wound management, ophthalmic disorders and interventional radiology ("CRX"). Mr. Duncan is also a director of Transcell Technologies, Inc., a privately held majority-owned subsidiary of Interneuron ("Transcell"). Mr. Duncan received an M.B.A. from the University of North Carolina at Chapel Hill.

         Richard W. Reichow has been Senior Vice President, Chief Financial Officer and Treasurer of Intercardia since March 1995 and Secretary since October 1995. Mr. Reichow was employed by Sphinx as President and Chief Executive Officer from December 1993 to September 1994, as Vice President, Finance & Administration from August 1991 to September 1994, and as Chief Financial Officer and Treasurer from March 1990 to September 1994. Between September 1994 and March 1995, he was an independent financial consultant. Mr. Reichow was Vice President, Chief Financial Officer and Treasurer of CRX from 1987 to 1990. Mr. Reichow is a Certified Public Accountant.

         David P. Ward, M.D. has been Senior Vice President, Research & Development of Intercardia since March 1995. Dr. Ward was Group Vice President, Medical, Regulatory Affairs and Clinical Operations of Quintiles Transnational Corporation, a contract research organization, from October 1994 to March 1995. Dr. Ward was Vice President of Clinical Development and Regulatory Affairs of Sphinx from January 1992 to September 1994. Prior to that time, Dr. Ward was employed by SmithKline Beecham, a multinational pharmaceutical company, for more than six years, serving as Vice President and Director, Therapeutic Unit from August 1989 to January 1992, as Vice President and Medical Director, Clinical Investigation Unit for SmithKline & French Laboratories, Ltd., a multinational pharmaceutical company, from December 1988 to July 1989, as Vice President/ Medical Director of Cardiovascular Products, International Medical Affairs in 1988, and as a Medical Director of Cardiovascular Products, International Medical Affairs from 1985 to 1987. Dr. Ward received his M.D. from Case
Western University Medical School.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)      Price Range of Common Stock

         The Company's Common stock trades on the Nasdaq National Market under the symbol "ITRC". The following sets forth the quarterly high and low sales prices from February 1, 1996 (the date trading commenced) through September 30, 1996 as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.


                                                                        High                 Low
Fiscal Year Ended September 30, 1996                                   ------               -----
    February 1, 1996 through March 31, 1996                             27                   17 1/2

    April 1, 1996 through June 30, 1996                                 35 3/4               20 3/4

    July 1, 1996 through September 30, 1996                             29 1/2               18


         (b)      Approximate Number of Equity Security Holders

         As of November 30, 1996, the number of record holders of the Company's Common Stock was 62 and the Company believes that the number of beneficial owners was approximately 900.

         (c)      Dividends

         The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data presented below summarizes certain financial data and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report thereon is included elsewhere in this Annual Report on Form 10-K along with said financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business".

STATEMENT OF OPERATIONS DATA:


                                                  Period from
                                                   Inception
                                                (March 15, 1994)
                                                      to                    Year Ended              Year Ended
                                               September 30, 1994       September 30, 1995      September 30, 1996
                                               ------------------       ------------------      ------------------
Revenue:
 Contract revenue                                                                                  $ 5,009,000
 Investment income                                                             $61,663               1,342,088
                                                                               --------            -----------
     Total revenue                                                              61,663               6,351,088


Costs and expenses:
 Research and development                          $   106,344               2,003,663               2,317,904
 Purchase of technology rights                       1,852,000                    --                   350,000
 General and administrative                               --                   582,912               1,895,251
                                                   ------------                -------              -----------
     Total costs and expenses                        1,958,344               2,586,575               4,563,155
                                                   ------------              ----------             ------------


Income (loss) before income taxes and
  minority interest                                 (1,958,344)             (2,524,912)              1,787,933
Income taxes                                              --                      --                    37,000
Minority interest                                         --                      --                   568,068
                                                    ------------             ----------              -----------

Net income (loss)                                  $(1,958,344)            $(2,524,912)            $ 1,182,865
                                                   =============           =============           ==============


Net income (loss) per common share                 $     (0.40)            $     (0.52)            $      0.20
                                                   =============           =============           ==============

Weighted average common shares
 outstanding                                         4,874,447               4,874,447               6,041,025



BALANCE SHEET DATA:


                                                September 30, 1994        September 30, 1995     September 30, 1996
                                                ------------------        ------------------     ------------------

Cash and marketable securities                                       $         1,121,624          $   37,096,308
Working capital                                 $   (1,958,343)                 (176,158)             35,035,852
Total assets                                               600                 1,289,721              38,945,004
Long-term lease and debt obligations                        --                   115,269                 118,113
Total stockholders' (deficit) equity                 (1,958,343)                 (131,848)             36,227,473



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. All references to the Company include Intercardia, Inc. and its subsidiaries, CPEC, Inc. and Aeolus Pharmaceuticals, Inc.

         Intercardia was incorporated in March 1994 and had no operations until September 1994, when Intercardia acquired 80.0% of CPEC. Intercardia acquired an additional 0.1% of CPEC in September 1996. In January 1996, Interneuron acquired directly from the former CPEC minority stockholders the outstanding capital stock of CPEC not owned by Intercardia. CPEC has a worldwide license for the development, distribution and sale of bucindolol, a product currently in Phase III clinical trials for the treatment of congestive heart failure. In July 1995, Intercardia acquired 61.2% of Aeolus. Aeolus is conducting early stage development of catalytic antioxidant small molecules as therapeutics for a variety of conditions, including neonatal respiratory distress syndrome and resulting broncho-pulmonary dysplasia, cardiomyopathy and stroke.

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


RESULTS OF OPERATIONS

         The Company's net income of approximately $1,183,000 for the fiscal year ended September 30, 1996 resulted primarily from a $5,000,000 one-time initial payment received in conjunction of a development and license agreement for bucindolol, less operating expenses. The Company's net loss of approximately $2,525,000 for the fiscal year ended September 30, 1995 consisted primarily of research and development expenses incurred in the development of bucindolol. The Company's net loss of approximately $1,958,000 for the period from inception (March 15, 1994) through September 30, 1994 consisted primarily of acquisition costs for CPEC.

         Revenue for the fiscal year ended September 30, 1996 consisted of the $5,000,000 initial payment received in December 1995 under the Astra Merck Collaboration and approximately $1,342,000 of investment income earned on proceeds received from the Company's initial public offering ("IPO") completed in February 1996. The only revenue for fiscal 1995 was approximately $62,000 of investment income.

         Research and development ("R&D") expenses for the Company increased approximately $314,000 (16%) to approximately $2,318,000 for the fiscal year ended September 30, 1996 from approximately $2,004,000 for the fiscal year ended September 30, 1995.

         Bucindolol development activities and related costs were significantly higher during fiscal 1996 than fiscal 1995. However, as the terms of the Astra Merck Collaboration require Astra Merck to pay for certain expenses related to bucindolol development, the net cost to the Company for bucindolol and general development expenses decreased by approximately $399,000 during fiscal 1996 as compared to fiscal 1995. During the fiscal year ended September 30, 1996, Astra Merck made payments or assumed liabilities of approximately $4,301,000 on the Company's behalf. These amounts did not flow through the Company's Consolidated Statement of Operations, as they were offset against related expenses. Astra Merck had paid approximately $2,857,000 of this amount by September 30, 1996 and approximately $1,344,000 was included as offsetting accounts receivables and accrued expenses on the Company's Consolidated Balance Sheet at September 30, 1996.

         R&D expenses for Aeolus increased to approximately $1,076,000 for fiscal 1996 from approximately $363,000 for fiscal 1995. Fiscal 1995 only included partial year expenses, as Aeolus was acquired by Intercardia in July 1995.

         The Company incurred a $350,000 charge for purchase of technology rights in the fiscal year ended September 30, 1996, when Intercardia acquired an additional 0.1% of the capital stock of CPEC.

         General and administrative ("G&A") expenses increased to approximately $1,895,000 for fiscal 1996 from approximately $583,000 for fiscal 1995. The lower fiscal 1995 expense resulted from having a management team in place for only part of fiscal 1995. G&A payroll costs increased to approximately $1,064,000 in fiscal 1996 from approximately $295,000 in fiscal 1995.

         The minority interest in the September 30, 1996 Consolidated Balance Sheet and the Consolidated Statement of Operations for the fiscal year ended September 30, 1996 reflects the 20% minority interest in net income earned by CPEC during fiscal 1996, offset by 20% of the previous cumulative deficit incurred by CPEC since its acquisition by Intercardia.

         The net loss for the period from inception (March 15, 1994) through September 30, 1994 was approximately $1,958,000. The only significant activity during this period was the acquisition of the equity interest in CPEC in September 1994. The approximately $1,852,000 cost of the acquisition was expensed as a purchase of technology rights. Of this amount, approximately $759,000 related to the value of Interneuron Common Stock issued as part of the purchase price. The balance represented costs incurred in connection with the acquisition of CPEC and the funding of the BEST Study. In addition, the Company incurred R&D expenses of approximately $106,000 for fiscal 1994, primarily related to development of bucindolol.


LIQUIDITY AND CAPITAL RESOURCES

         In February 1996, Intercardia completed an IPO of 2,530,000 shares of Intercardia Common Stock at $15.00 per share, resulting in net proceeds of approximately $34,990,000. These proceeds, along with the $5,000,000 initial payment received from Astra Merck, increased the total of the Company's cash, cash equivalents and marketable securities to approximately $37,096,000 at September 30, 1996, compared with approximately $1,122,000 at September 30, 1995. The Knoll Collaboration requires Knoll to make certain payments to CPEC, including a $2,000,000 payment due upon execution of the Knoll Collaboration, and a $1,000,000 payment due in January 1997.

         In connection with its acquisition of CPEC, the Company is committed to provide certain support to the BEST Study. The Company is committed to provide up to $2,000,000 during the course of the BEST Study, of which $1,250,000 had been paid as of September 30, 1996, as well as drug supplies and monitoring costs of the study expected to aggregate an additional $2,500,000. The Astra Merck Collaboration provides Astra Merck with U.S. marketing rights to a twice-daily formulation of bucindolol and obligates Astra Merck to fund future U.S. development, marketing and manufacturing costs and to assume the Company's funding obligation for the BEST Study and royalty obligation to Bristol-Myers for sales in the United States. The Company will receive royalties based on net sales by Astra Merck. The Company has agreed to pay Astra Merck $10,000,000 in December 1997 and up to $11,000,000 for one-third of product launch costs incurred beginning when the Company files an NDA for the twice-daily bucindolol formulation and continuing through the first 12 months subsequent to the first commercial sale of the bucindolol formulation. In the event the Company elects not to make these payments, the royalties payable by Astra Merck to the Company will be substantially reduced.

         The Knoll Collaboration provides Knoll with marketing rights to bucindolol in the Territory, which includes all countries with the exception of the United States and Japan, and obligates Knoll and the Company to share development and marketing costs for the Territory. The Company will receive royalties based on net profits of the Territory.

         As of September 30, 1996, the Company had invested approximately $391,000 in property and equipment, which included approximately $176,000 of equipment under capital leases. Approximately $37,000 of equipment was acquired under capital leases during the fiscal year ended September 30, 1996.

         The Company expects to incur substantial additional costs and losses over the next few years. The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the development and clinical trials of bucindolol; the timing and cost of obtaining regulatory approvals; the effect of competitive drugs on the BEST Study and on commercialization of bucindolol; and the ability of the Company to establish additional collaborative arrangements with other companies to provide research or development funding to the Company and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, technologies or businesses, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                                              PART III


         Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The information required by Item 10 of Form 10-K concerning the Registrant's directors is incorporated by reference to the information under the heading "Election of Directors" in the Proxy Statement.

                  The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers" located at the end of Part I of this Form 10-K.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

         To the Company's knowledge, there were no reports required under
Section 16(a) of the Securities Exchange Act of 1934, as amended, which were not timely filed during the fiscal year ended September 30, 1996.


ITEM 11.  EXECUTIVE COMPENSATION.

                  The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1--Election of Directors--Information Concerning the Board of Directors and Its Committees", "Other Information--Compensation of Executive Officers", "--Compensation of Directors", "--Report of the Compensation Committee on Executive Compensation", "--Compensation Committee Interlocks and Insider Participation" and "--Performance Graph" in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information--Principal Stockholders" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading "Other Information--Certain Transactions" in the Proxy Statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:


                  (1)      Financial Statements.

                           See Index to Consolidated Financial Statements on page F-1.

                  (2)      Financial Statement Schedules.

                               All financial statement schedules for which
                           provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto and, therefore, have been omitted.

                  (3)      Exhibits.

                           Exhibit No.                        Description

                           3.1(a)           Certificate of Incorporation, as currently in effect.
                           3.2(a)           Bylaws, as currently in effect.
                           4.1(a)           Form of Common Stock certificate
                           10.1(a)          Form of Intercardia, Inc. Investors' Rights Agreement.
                           10.2(a)          Letter of Understanding between Cardiovascular
                                            Pharmacology Engineering and Consultants, Inc. and the
                                            VA Cooperative Studies Program, dated
                                            March 18, 1994; related Memorandum of Agreement for
                                            Conduct of the Trial "Beta-Blocker Evaluation of
                                            Survival Trial"; and related Agreement No. 1 Y01HC
                                            402004-00, dated September 8, 1994, as amended.
                           10.3(a)*         Agreement between Bristol-Myers Squibb Company and
                                            Cardiovascular Pharmacology Engineering and
                                            Consultants, Inc., dated December 6, 1991, as amended.
                           10.4(a)*         License Agreement between Duke University and Aeolus
                                            Pharmaceuticals, Inc., dated July 21, 1995.
                           10.5(a)          Consulting Agreement between Myocor, Inc. and
                                            Intercardia, Inc., dated October 1, 1994.
                           10.6(a)          Employment Agreement between Clayton I. Duncan and
                                            Intercardia, Inc., dated January 3, 1995, as amended.
                           10.7(a)          Acquisition Agreement relating to the acquisition by
                                            Intercardia, Inc. of 80% of CPEC, dated May 13, 1994,
                                            as amended.
                           10.8             Intercardia, Inc. 1994 Stock Option Plan, as amended.
                           10.9(a)          Office Lease between Highwoods/Forsyth Limited
                                            Partnership and Intercardia,Inc.,
                                            dated April 24, 1995.
                           10.10(a)         Master Equipment Lease between Phoenix Leasing Incorporated and Intercardia, Inc., dated June 12 1995, and related
                                            Sublease and Acknowledgement of Assignment to
                                            Aeolus Pharmaceuticals, Inc.
                           10.11(a)*        Development and Marketing Collaboration and License
                                            Agreement between Astra Merck Inc., Intercardia, Inc.
                                            and CPEC, Inc., dated December 4, 1995.
                           10.12(b)         Intercardia, Inc. 1995 Employee Stock Purchase Plan.
                           10.13(a)         Employment Agreement between David P. Ward, M.D. and
                                            Intercardia, Inc., dated November 1, 1995.
                           10.14(a)         Employment Agreement between Richard W. Reichow and
                                            Intercardia, Inc., dated November 1, 1995.

                                       26










                           10.15(a)         Intercompany Services Agreement between Interneuron
                                            Pharmaceuticals, Inc. and Intercardia, Inc., dated
                                            December 4, 1995.
                           10.16(a)         Tax Allocation Agreement between Interneuron
                                            Pharmaceuticals, Inc. and Intercardia, Inc., dated
                                            December 4, 1995.
                           10.17(a)         Letter regarding Intercardia's right of first refusal
                                            with respect to CPEC stock, dated January 18, 1996.
                           10.18(b)         Development Agreement between Global Pharm, Inc.,
                                            Intercardia, Inc. and CPEC, Inc., dated January 26,
                                            1996.
                           10.19(b)         Lease Amendment Number One, dated March 6, 1996, to
                                            Office Lease between Highwoods/Forsyth Limited
                                            Partnership and Intercardia, Inc.
                           10.20(c)*        Agreement for Feasibility Study, Amendment Number One
                                            thereto, and related License Agreement, each dated
                                            April 15, 1996, among Jago Pharma AG, Jagotec AG,
                                            Intercardia, Inc. and CPEC, Inc.
                           10.21*           Agreement among Intercardia, Inc., CPEC, Inc. and
                                            Knoll AG dated December 19, 1996.
                           11.1             Statement Re Computation of Earnings Per Share.
                           23.1             Consents of Coopers & Lybrand L.L.P.
                           27.1             Financial Data Schedule.


------------------

*        Confidential treatment requested.
(a) Incorporated by reference to the similarly numbered Exhibit to the Registrant's
         Registration Statement on Form S-1 (File No. 333-08209).
(b) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.
(c) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                    Page

INTERCARDIA, INC.
Report of Independent Accountants................................................................... F-2

Consolidated Balance Sheets - As of September 30, 1995 and September 30,
   1996............................................................................................. F-3

Consolidated Statements of Operations - For the period from inception (March 15,
   1994) to September 30, 1994
   and for the fiscal years ended September 30, 1995 and 1996....................................... F-4

Consolidated Statements of Stockholders' Equity -- For the period from inception
   (March 15, 1994) to September 30, 1994 and for the fiscal years ended
   September 30, 1995 and
   1996............................................................................................. F-5

Consolidated Statements of Cash Flows -- For the period from inception (March
   15, 1994) to September 30, 1994
   and for the fiscal years ended September 30, 1995 and 1996....................................... F-6

Notes to Consolidated Financial Statements.......................................................... F-7


CPEC, INC. (formerly Cardiovascular Pharmacology Engineering and Consultants, Inc.)

Report of Independent Accountants..................................................................  F-16
Statements of Operations for the years ended May 31, 1993 and 1994 and the period from June 1, 1994 to September 26, 1994........................................................................... F-17
Statements of Shareholders' Deficit for the years ended May 31, 1993 and 1994 and the period from
    June 1, 1994 to September 26, 1994.............................................................. F-18
Statements of Cash Flows for the years ended May 31, 1993 and 1994 and the period from June 1, 1994 to September 26, 1994........................................................................... F-19
Notes to Financial Statements....................................................................... F-20


REPORT OF INDEPENDENT ACCOUNTANTS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
INTERCARDIA, INC.

         We have audited the accompanying consolidated balance sheets of Intercardia, Inc. as of September 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (March 15, 1994) to September 30, 1994 and for the fiscal years ended September 30, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intercardia, Inc. as of September 30, 1995 and 1996, and the consolidated results of its operations and its cash flows for the period from inception (March 15, 1994) to September 30, 1994 and for the fiscal years ended September 30, 1995 and 1996, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Raleigh, North Carolina
November 6, 1996, except as to the information presented in Note L, for which the date is December 19, 1996.

                                INTERCARDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              September 30,
                                                                                ------------------------------------------
                                                                                      1995                    1996
                                                                                ------------------     -------------------

                                               ASSETS
Current assets:
      Cash and cash equivalents                                                 $       1,121,624      $       21,440,700
      Marketable securities                                                                   ---              14,083,838
      Accounts receivable                                                                     ---               1,444,724
      Prepaids and other current assets                                                     8,518                  97,940
                                                                                ------------------     -------------------
               Total current assets                                                     1,130,142              37,067,202

Marketable securities                                                                         ---               1,571,770
Property and equipment, net                                                               150,079                 298,532
Other assets                                                                                9,500                   7,500
                                                                                ------------------     -------------------
                                                                                $       1,289,721      $       38,945,004
                                                                                ==================     ===================


                                   LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
      Accounts payable                                                          $         275,516      $          168,475
      Accrued expenses                                                                    835,361               1,826,666
      Current portion of capital lease obligations                                         23,555                  36,209
      Advances from Interneuron                                                           171,868                     ---
                                                                                ------------------     ------------------
               Total current liabilities                                                1,306,300               2,031,350

Long-term portion of capital lease obligations                                            115,269                 108,651
Long-term note payable                                                                        ---                   9,462

Minority interest                                                                             ---                 568,068

Stockholders' (deficit) equity:
      Preferred stock, $.01 par value, 3,000,000 shares authorized: Series A
           Preferred Stock, 1,500,000 shares designated, 692,621 shares and no shares issued and outstanding at
           September 30, 1995 and 1996, respectively                                        6,926                     ---
      Common stock, $.001 par value, 40,000,000 shares authorized,
           3,500,000 and 6,738,603 shares issued and outstanding at
           September 30, 1995 and 1996, respectively                                        3,500                   6,739
      Additional paid-in capital                                                        4,344,481              39,709,124
      Deferred compensation                                                                   ---                (184,500)
      Accumulated deficit                                                              (4,486,755)             (3,303,890)
                                                                                ------------------     -------------------
               Total stockholders' (deficit) equity                                      (131,848)             36,227,473
                                                                                ------------------     -------------------
                                                                                $       1,289,721      $       38,945,004
                                                                                ==================     ===================

 The accompanying notes are an integral part of the consolidated financial statements.


                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Period from Inception
                                             (March 15, 1994) to
                                                    to                            Fiscal Year Ended September 30,
                                                                        --------------------------------------------------
                                              September 30, 1994                 1995                       1996
                                            -----------------------     -----------------------    -----------------------


Revenue:
      Contract revenue                                                                                        $ 5,009,000
      Investment income                                                 $               61,663                  1,342,088
                                                                        -----------------------    -----------------------
               Total revenue                                                            61,663                  6,351,088
                                                                        -----------------------    -----------------------

Costs and expenses:
      Research and development              $              106,344                   2,003,663                  2,317,904
      Purchase of technology rights                      1,852,000                         ---                    350,000
      General and administrative                               ---                     582,912                  1,895,251
                                            -----------------------     -----------------------    -----------------------
               Total costs and expenses                  1,958,344                   2,586,575                  4,563,155
                                            -----------------------     -----------------------    -----------------------

Income (loss) before income taxes
  and minority interest                                 (1,958,344)                 (2,524,912)                 1,787,933
Income taxes                                                   ---                         ---                     37,000
Minority interest                                              ---                         ---                    568,068
                                            -----------------------     -----------------------    -----------------------

Net income (loss)                           $           (1,958,344)     $           (2,524,912)       $         1,182,865
                                            =======================     =======================    =======================

Net income (loss) per common share          $                (0.40)     $                (0.52)       $              0.20
                                            =======================     =======================    =======================

Weighted average common shares
  outstanding                                            4,874,447                   4,874,447                  6,041,025
                                            =======================     =======================    =======================

 The accompanying notes are an integral part of the consolidated financial statements.


                                INTERCARDIA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       Additional                                        Total
                               Common Stock       Preferred Stock        Paid-in       Deferred     Accumulated     Stockholders'
                            ------------------   -----------------        Capital     Compensation      Deficit     (Deficit) Equity
                              Shares    Amount   Shares    Amount
                             --------   ------   ------    -------     -----------    ------------- ------------    ----------------
Issuance of common stock to
   Interneuron...........   3,500,000   $3,500                                                        $  (3,499)        $      1
   Net loss for the period
     from inception (March
     15, 1994) to September
     30, 1994............        --      --                                                           (1,958,344)      (1,958,344)
                            ---------   ------                                                        ----------        ----------
Balance at September 30,
   1994.................... 3,500,000    3,500                                                        (1,961,843)      (1,958,343)

   Conversion of advances
     from Interneuron into
     Series A Preferred
     Stock.................        --       --    182,296  $1,823       $1,365,397                          --           1,367,220
   Proceeds from issuance of
     Series A Preferred Stock
     at $7.50 per share, net
     of issuance costs of
     $843,251...............       --       --    510,325   5,103        2,979,084                          --           2,984,187
   Net loss for the fiscal
     year ended September 30,
     1995..................        --       --         --      --               --                   (2,524,912)         (2,524,912)
                             --------   ------    --------  -----        ----------                  ----------          ----------
Balance at September 30,
     1995.................. 3,500,000   3,500     692,621   6,926         4,344,481                  (4,486,755)           (131,848)
   Exercise of common
     stock options.........     4,000       4          --      --             2,356                          --               2,360
   Grants of common stock
     options at below fair
     value.................        --      --          --      --           216,000    $ (216,000)           --                --
   Conversion of Series A
     Preferred Stock to
     common stock.........    692,621     693    (692,621) (6,926)            6,233            --            --                --
   Sale of common stock
     pursuant to initial
     public offering, net
     of issuance costs of
     $2,960,175..........   2,530,000   2,530          --      --        34,987,295            --             --        34,989,825
   Amortization of deferred
     compensation........          --      --          --      --                --        31,500             --            31,500
   Proceeds from offerings
     of Employee Stock
     Purchase Plan........     11,982      12          --      --           152,759            --             --           152,771
   Net income for the fiscal
     year ended September 30,
     1996...................       --      --          --      --                --            --       1,182,865        1,182,865
                            ---------   -----    --------   -----        ----------       -------      ----------       ----------
Balance at September 30,
     1996...................6,738,603  $6,739          --   $  --       $39,709,124    $ (184,500)    $(3,303,890)     $36,227,473
                            =========  ======    ========   ======      ===========    ===========    ============     ===========

The accompanying notes are an integral part of the consolidated financial statements.


                               INTERCARDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                                    Period from
                                                                     Inception       Fiscal Year Ended September 30,
                                                                (March 15, 1994) to  -------------------------------
                                                                September 30, 1994       1995            1996
                                                              ---------------------   -----------    ------------

Cash flows from operating activities:
     Net income (loss) ..........................................   $ (1,958,344)   $ (2,524,912)   $  1,182,865
     Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
              Depreciation and amortization .....................           --             5,860          89,393
              Amortization of deferred compensation .............           --              --            31,500
              Minority interest in net income of consolidated
                   subsidiary ...................................           --              --           568,068
              Change in assets and liabilities:
                   Accounts receivable ..........................           --              --        (1,444,724)
                   Other current assets .........................           (600)         (7,918)        (89,422)
                   Accounts payable and accrued expenses ........        914,736         196,141         884,264
                   Organization costs ...........................           --           (10,000)           --
                                                                     -------------   ------------   -------------

         Net cash provided by (used in) operating activities ....     (1,044,208)     (2,340,829)      1,221,944

Cash flows from investing activities:

     Purchase of marketable securities ..........................           --              --       (26,315,914)
     Proceeds from maturities and sales of marketable
         securities .............................................           --              --        10,660,306
     Purchases of property and equipment ........................           --           (15,879)       (199,082)
                                                                     ------------     -----------    ------------

         Net cash used in investing activities ..................           --           (15,879)    (15,854,690)

Cash flows from financing activities:

     Advances from (payments to) Interneuron, net ...............      1,044,207         494,881        (171,868)
     Net proceeds from issuance of stock and warrants ...........              1       2,984,187      35,144,956
     Proceeds from note payable .................................           --              --             9,462
     Principal payments on capital lease obligations ............           --              (736)        (30,728)
                                                                      ------------    -----------    ------------

          Net cash provided by financing activities .............      1,044,208       3,478,332      34,951,822
                                                                      ------------    -----------    ------------
          Net increase in cash and cash equivalents .............           --         1,121,624      20,319,076

Cash and cash equivalents at beginning of period ................           --              --         1,121,624
                                                                      ------------    -----------    ------------

Cash and cash equivalents at end of period ......................     $     --      $  1,121,624   $  21,440,700
                                                                      ============  =============  ==============


Supplemental disclosure of investing and financing
     activities:
          Conversion of advances from Interneuron into
             preferred stock ....................................           --      $  1,367,220            --
          Capital lease obligations incurred when the
             Company acquired property and equipment ............           --      $    139,560    $     36,764
          Cash payments for interest on capital leases ..........           --      $        930    $     32,541
          Purchase of 80.0% of CPEC (consisting of stock of
             Interneuron of $759,000 and other payments of
             $1,093,000) ........................................   $  1,852,000            --              --

 The accompanying notes are an integral part of the consolidated financial statements.


                                INTERCARDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       NATURE OF THE BUSINESS

         Intercardia, Inc. ("Intercardia") was incorporated in Delaware in March 1994, and is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). The "Company" refers collectively to Intercardia and its majority-owned subsidiaries Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and CPEC, Inc., a Nevada corporation ("CPEC"). Aeolus was incorporated in December 1994 and was a 61.2% owned subsidiary of Intercardia as of September 30, 1996. CPEC is the successor to Cardiovascular Pharmacology Engineering and Consultants, Inc. and was an 80.1% owned subsidiary of Intercardia as of September 30, 1996. In January 1996, Interneuron acquired directly from the former CPEC minority stockholders the outstanding capital stock of CPEC not owned by Intercardia. "CPEC" refers to CPEC, Inc. and its predecessor Cardiovascular Pharmacology Engineering and Consultants, Inc. The Company develops therapeutics for the treatment of cardiovascular and pulmonary disease. Intercardia has directed the majority of its efforts toward the development and clinical trials of bucindolol, a compound currently in Phase III clinical trials for the treatment of congestive heart failure.


B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Intercardia and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS: The Company invests available cash in short-term bank deposits, money market funds, commercial paper and U.S. Government securities. Cash and cash equivalents includes investments with maturities of three months or less at the date of purchase.

         MARKETABLE SECURITIES: The Company considers its investment portfolio available-for-sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Debt and equity securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related income taxes. Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Gains and losses on the sale of securities are determined using the specific identification method.

         PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements and equipment under capital leases, over the lesser of the estimated useful lives or the lease terms. The estimated useful lives are two to three years for computers and five years for equipment.

         Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

         REVENUE RECOGNITION: Revenue is recognized under agreements when services are performed or when contractual obligations are met.

         RESEARCH AND DEVELOPMENT: Research and development costs are expensed in the period incurred.

         INCOME TAXES: Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         NET INCOME (LOSS) PER SHARE: The net loss per share for the periods prior to Intercardia's initial public offering ("IPO") was computed by dividing the net loss by the weighted average number of common shares and common share equivalents (using the treasury stock method and the initial public offering price of $15.00 per share) outstanding during the periods. The outstanding shares of Series A Preferred Stock, which were automatically converted into shares of Common Stock upon the closing of the IPO, were included as common share equivalents. In addition, Common Stock options and Preferred Stock warrants granted were included as common share equivalents. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins, stock options and stock warrants granted during the 12 months immediately preceding the initial filing date of the IPO were included in the calculation as if they were outstanding for all periods prior to the IPO.

         Net income (loss) per share for the periods subsequent to the IPO is computed using the weighted average number of common and common share equivalents outstanding during the period. Common share equivalents consist of stock options and warrants (using the treasury stock method). Common share equivalents are excluded from the computation if their effect is antidilutive.

         ACCOUNTING FOR STOCK BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for STOCK-BASED COMPENSATION, which changes measurement, recognition and disclosure standards for stock-based compensation. The Company will adopt the disclosure requirements of SFAS No. 123 in fiscal year 1997 and will continue to measure stock-based compensation in accordance with present accounting rules. As such, the adoption of SFAS No. 123 will not impact the financial position or the results from operations of the Company.

      UNCERTAINTIES: The Company is subject to risks common to companies in the Biotechnology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.


C.       MARKETABLE SECURITIES

         Investments in marketable securities at September 30, 1996 consisted of the following:

         Government notes                   $  4,213,572
         Corporation notes                    11,442,036
                                            ------------
                                             $15,655,608

         There were no material unrealized gains or losses in the investment portfolio at September 30, 1996.

D.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at September 30, 1995 and 1996:


                                                                                   1995             1996
                                                                                   ----             ----
                  Office equipment...........................................    $  58,920         $224,930
                  Laboratory equipment.......................................       96,519          140,962
                  Leasehold improvements.....................................          ---           25,393
                                                                                ----------         --------
                                                                                   155,439          391,285
                  Less:  accumulated depreciation and amortization ..........        5,360           92,753
                                                                                ----------         --------
                                                                                  $150,079         $298,532


         Included in the above amounts is equipment under capital lease obligations with a cost of $139,561 and $176,325 at September 30, 1995 and 1996, respectively, and a net book value of $135,912 and $121,880 at September 30, 1995 and 1996, respectively.


E.       ACCRUED EXPENSES

         At September 30, 1995 and 1996, accrued expenses consisted of the following:

                                                                                   1995              1996
                                                                                   ----              ----
         Bucindolol liabilities assumed by Astra Merck......................... $     ---         $1,343,855
         Clinical trial expenses...............................................     591,000             ---
         Payroll related liabilities...........................................     100,000          322,655
         Professional fees.....................................................      96,368             ---
         Franchise taxes.......................................................        ---            83,000
         Income taxes..........................................................        ---            37,000
         Other.................................................................      47,993           40,156
                                                                                 ----------        ---------
                                                                                $   835,361       $1,826,666


F.       COMMITMENTS

         The Company leases office space under non-cancelable operating leases. Rent expense under non-cancelable leases was approximately $16,000 and $74,000 for the fiscal years ended September 30, 1995 and 1996, respectively. The Company also leases certain equipment under capital leases.

         At September 30, 1996, the Company's future minimum payments under lease arrangements consisted of the following:

         Fiscal                                                        Operating                      Capital
         Year                                                             Leases                       Leases
         -----                                                         ---------                       ------
         1997............................................................  $117,297                  $  61,327
         1998............................................................   120,586                     61,327
         1999............................................................   116,487                     69,622
         2000............................................................   119,987                       ---
         2001............................................................    71,212                       ---
                                                                          ----------                 ---------
         Total minimum lease payments....................................  $545,569                    192,276

         Less:  amount representing interest.............................                              (47,416)
                                                                                                     ---------
         Present value of future minimum lease payments                                               $144,860
                                                                                                      ========

         The Company incurred interest expense of $930 and $32,541 related to the capital leases for the fiscal years ended September 30, 1995 and 1996, respectively.


G.       STOCKHOLDERS' (DEFICIT) EQUITY

         COMMON STOCK: The Certificate of Incorporation of Intercardia authorizes the issuance of up to 40,000,000 shares of Common Stock, at a par value of $.001 per share.

         In February 1996, Intercardia completed an IPO of 2,530,000 shares of Intercardia Common Stock at $15.00 per share, resulting in net proceeds to Intercardia of approximately $34,990,000. Interneuron purchased 333,333 of the IPO shares at the IPO price for a total of $5,000,000. As a result of the IPO, Interneuron's ownership of Intercardia decreased to 60% from 88% at September 30, 1995.

         PREFERRED STOCK: The Certificate of Incorporation of Intercardia authorizes the issuance of up to 3,000,000 shares of Preferred Stock, at a par value of $.01 per share. The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company. No shares of Preferred Stock were outstanding at September 30, 1996.

         During December 1994 Interneuron converted $1,367,220 of advances into 182,296 of shares of Series A Preferred Stock. During the year ended September 30, 1995, the Company raised $2,984,187, net of issuance costs of $843,251, in a private placement of 510,325 shares of its Series A Preferred Stock at $7.50 per share. All shares of Series A Preferred Stock were converted into Common Stock on a one-for-one basis upon completion of Intercardia's IPO in February 1996. In connection with this private placement, the Company also issued warrants to purchase 51,033 shares of Series A Preferred Stock with an exercise price of $8.25 per share. Upon completion of Intercardia's IPO, these warrants were converted into warrants to purchase Common Stock with the same exercise price.

         STOCK OPTION PLANS: Under Intercardia's 1994 Stock Option Plan (the "Plan"), incentive stock options ("ISOs") or non-qualified stock options ("NSOs") to purchase 1,500,000 shares of Intercardia's Common Stock may be granted to employees, directors and consultants of the Company. The exercise price of the ISOs granted under the Plan must not be less than the fair market value of the Common Stock as determined on the date of the grant. The options may have a term up to 10 years. All options which have been granted under the Plan vest at various rates over periods up to seven years following the date of the grant.

Stock option activity under the Plan was as follows:

                                                                                                       Option
                                                                                   Shares               Price
     Outstanding at September 30, 1994......................................         ---                 ---
         Granted............................................................       683,557         $0.36 -   $ 1.00
                                                                                   -------
     Outstanding at September 30, 1995......................................       683,557         $0.36 -   $ 1.00
         Granted............................................................       408,741         $1.00 -   $32.00
         Exercised..........................................................        (4,000)        $0.36 -   $ 1.00
                                                                                  ---------
     Outstanding at September 30, 1996                                           1,088,298         $0.36 -   $32.00


         At September 30, 1996, options for 199,594 shares were exercisable.

         In addition, Intercardia's subsidiaries, Aeolus and CPEC, have stock option plans. The number of options authorized for the Aeolus stock option plan is 50,000 shares with no options granted or outstanding at September 30, 1996. The number of options authorized for the CPEC stock option plan is 11,000 shares, with an option for 572 shares at an exercise price of $5.00 per share granted during the year ended September 30, 1995. This option was purchased and exercised by Intercardia in September 1996. No options were outstanding under the CPEC stock option plan at September 30, 1996.

         EMPLOYEE STOCK PURCHASE PLAN: In October 1995, Intercardia adopted an Employee Stock Purchase Plan ("ESPP") and reserved an aggregate of 100,000 shares of Common Stock for issuance thereunder. The first offering period began February 1, 1996 and ended on September 30, 1996. Subsequent offerings will be for one year periods beginning on October 1 of each year (an "Offering") and will be divided into two six-month Purchase Periods (the "Purchase Periods"). Employees may contribute up to ten percent (10%) of gross wages, with certain limitations, via payroll deduction, to the ESPP. Stock will be purchased at the end of each Purchase Period with employee contributions at 85% of the lower of the last sale price of Intercardia's Common Stock on the first day of an Offering or the last day of the related Purchase Period. Employees of the Company and Interneuron are eligible to participate in the ESPP. As of September 30, 1996, 11,982 shares of Common Stock had been purchased pursuant to the ESPP.

         MINORITY INTEREST: The minority interest in the September 30, 1996 Consolidated Balance Sheet and the Consolidated Statement of Operations for the fiscal year ended September 30, 1996 reflects the 20% minority interest in net income earned by CPEC during the fiscal year ended September 30, 1996, offset by 20% of the previous cumulative deficit incurred by CPEC since its acquisition by Intercardia.

H.       INCOME TAXES

         The Company's expected regular income tax expense for the fiscal year ended September 30, 1996 was offset by the utilization of $717,000 of the valuation allowance previously established for deferred tax assets related to net operating loss carryforwards from the period ended September 30, 1994 and the fiscal year ended September 30, 1995. However, a $37,000 Federal Alternative Minimum Tax ("AMT") was recorded for the fiscal year ended September 30, 1996 due to limitations on the use of net operating loss carryforwards for AMT purposes.

         As of September 30, 1995 and 1996, the Company had federal net operating loss carryforwards of approximately $3,021,000 and $805,000, respectively, and state operating loss carryforwards of approximately $1,265,000 and $2,716,000, respectively. The use of these federal net operating loss carryforwards may be subject to limitation under the change in the stock ownership rules of the Internal Revenue Code. The federal net operating losses will expire in 2010. The state net operating losses will expire in 2001.

         Significant components of the Company's deferred tax assets at September 30, 1995 and 1996 consisted of the following:

                                                                           1995                      1996
                                                                           ----                      ----
         Net operating loss carryforwards                              $1,092,000                $412,000
         AMT credit carryforwards                                            --                    37,000
         Accrued payroll related liabilities                               34,000                 123,000
         Charitable contribution carryforwards                               --                   132,000
         Other                                                            160,000                  60,000
                                                                       ------------              ----------
                  Total deferred tax assets                             1,286,000                 764,000
         Valuation allowance for deferred assets                       (1,286,000)               (764,000)
                                                                       ------------              ----------
                  Net deferred tax asset                               $      ----              $    ----
                                                                       ============              ==========

         Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the utilization of net operating loss carryforwards.


I.       ACQUISITIONS

         In September 1994, Intercardia acquired 80.0% of the outstanding Common Stock of CPEC. CPEC has an exclusive worldwide license to bucindolol, a non-selective beta-blocker currently under development for treatment of congestive heart failure. CPEC had no other assets or operations at the time of the acquisition. Bucindolol is in a Phase III clinical trial, the Beta-blocker Evaluation of Survival Trial for treatment of congestive heart failure (the "BEST Study") sponsored by the National Institutes of Health (the "NIH") and the Department of Veterans Affairs (the "VA"). The NIH and VA have agreed to provide up to $15,750,000 during the course of the BEST Study and CPEC was obligated to provide up to $2,000,000 of study costs, of which $1,250,000 had been paid as of September 30, 1996, and to fund other costs of the study including drug supply and monitoring costs for the study.

         The purchase price for the 80.0% of CPEC's outstanding Common Stock was approximately $1,852,000, consisting of 170,000 shares of Common Stock of Interneuron, and payments or assumed liabilities of $1,093,000. The value of the 170,000 shares provided by Interneuron to Intercardia to consummate the CPEC acquisition was deemed to be $759,000, or approximately 70% of the market price of the Interneuron Common Stock at such date, due to restrictions on the sale of the stock. Additionally, two future issuances of 75,000 shares of Interneuron's Common Stock (subject to adjustment based on the market price of Interneuron Common Stock at the time of issuance) are required upon achieving the milestones of filing a New Drug Application ("NDA") and receiving an approval letter from the Food and Drug Administration ("FDA") to market bucindolol. The minimum and maximum charge for each additional payment would be $750,000 and $1,875,000, respectively. The value of these additional shares has not been included in the purchase price because their issuance is contingent upon achieving these milestones. In the event these milestones are achieved, the Company will incur charges to operations equal to the fair market value of the Interneuron Common Stock advanced to the Company to make such payments. In exchange for Interneuron providing such shares, Intercardia will pay Interneuron the value of such shares, either in cash or Intercardia's Common Stock, at Intercardia's option. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the bucindolol technology rights, and because bucindolol is not a currently commercializable product and future benefits are dependent upon successful completion of clinical trials and FDA approval, the Company recorded a charge to operations of $1,852,000 for the costs associated with this transaction.

         In September 1996, Intercardia acquired an additional 0.1% of the outstanding Common Stock of CPEC for $350,000 and expensed the cost as purchase of technology rights.

         In July 1995, Intercardia acquired all of the newly issued Series A Preferred Stock of Aeolus, which represents 61.2% of the total shares of Preferred and Common Stock of Aeolus. Aeolus is conducting research and development on catalytic antioxidant small molecules as therapeutics for a variety of conditions, including neonatal respiratory distress syndrome and resulting broncho-pulmonary dysplasia, stroke and asthma. The purchase price for the newly issued Series A Preferred Stock was $375,000, which was paid in cash to Aeolus (a consolidated subsidiary of the Company) and was not a payment to a third party outside the Company's consolidated group. The acquisition was accounted for using the purchase method of accounting. Because Intercardia controls the activities of Aeolus through its 61.2% ownership interest, and as each share of Series A Preferred Stock of Aeolus is convertible into one share of common stock, the financial statements of Aeolus are included in the consolidated financial statements of the Company. Aeolus had no activity or operations prior to the acquisition.

J.       RELATED PARTY TRANSACTIONS

         The Company licensed certain patents and technologies from Duke University ("Duke") relating to research performed by a director and stockholder of Aeolus and his associates. Aeolus is obligated to pay two milestone payments of $500,000 each upon regulatory approval of the first product using the licensed technology and upon achievement of annual sales of $30,000,000, and Aeolus is also obligated to pay royalties on net product sales. The Company was also obligated to pay up to $80,000 in patent expenses which were accrued at September 30, 1995 and paid during the fiscal year ended September 30, 1996. In addition, during the fiscal years ended September 30, 1995 and 1996, Aeolus made unrestricted gifts to Duke of $100,000 and $200,000, respectively, and Aeolus paid $45,000 to Duke during the fiscal year ended September 30, 1996 for research support in conjunction with a collaborative research program.

         Under consulting agreements with several minority stockholders of Aeolus to provide scientific advice and administrative services, Aeolus is obligated to make monthly payments, generally for a one-year period and subject to annual renewal. Payments under these agreements were approximately $23,000 and $128,000 for the fiscal years ended September 30, 1995 and 1996, respectively. As of September 30, 1996, approximately $108,000 remains to be paid under these agreements.

         During the fiscal years ended September 30, 1995 and 1996, Interneuron performed certain services for the Company for which the Company was charged approximately $94,000 and $3,000, respectively. Interneuron also has paid for certain Intercardia expenses which were reimbursed by Intercardia at cost. Interneuron has guaranteed Intercardia's equipment leases.

         The Company has entered into a consulting agreement with Myocor, Inc. ("Myocor") providing for consulting fees aggregating $300,000 over the three-year period beginning in October 1994. During the fiscal years ended September 30, 1995 and 1996, the Company expensed $125,000 and $100,000, respectively under this agreement. The Company also had a research agreement with Myocor, under which the Company made payments of approximately $41,000 in the period ended September 30, 1994 and approximately $41,000 in the fiscal year ended September 30, 1996. Stockholders of Myocor are former stockholders of CPEC.

         The Company has entered into a consulting agreement with Zascor, Inc. ("Zascor"). The Company made consulting and expense payments of approximately $27,000 and $32,000 during the fiscal years ended September 30, 1995 and 1996, respectively. The consulting agreement continues through December 31, 1996, at a cost of approximately $2,200 per month. The Company also had a technology option agreement with Zascor, under which the Company made payments of $67,500 and $22,500 during the fiscal years ended September 30, 1995 and 1996, respectively. No amounts remain to be paid under the option agreement. Zascor is controlled by a former stockholder of CPEC.

         Interneuron's Chairman is the Chairman of Paramount Capital, Inc. ("Paramount Capital"), which acted as placement agent in the issuance of Intercardia's Series A Preferred Stock through a private placement during the fiscal year ended September 30, 1995. This individual was a director of Intercardia at the time of the private placement. Paramount Capital, together with its brokers, received an 11% commission on the placements, equal to approximately $399,000 and designees of Paramount Capital received warrants to purchase an aggregate of 46,767 shares of Series A Preferred Stock. Interneuron's Chairman received warrants to purchase 30,092 of these shares. D.H. Blair & Co., Inc. ("Blair") was a selected dealer in the private placement. Blair is substantially owned by family members of a principal stockholder of Interneuron. Blair received fees aggregating approximately $22,000 and designees of Blair received warrants to purchase an aggregate of 4,266 shares of Series A Preferred Stock. All of these warrants are exercisable for Common Stock at an exercise price of $8.25 per share until February 1, 2001, and, pursuant to a cashless exercise provision, may be exercised without the need to pay any cash. Intercardia also indemnified Paramount and Blair against certain liabilities.

         Interneuron received approximately $348,000 in the year ended September 30, 1995 for providing put protection rights in connection with the Company's private placements of Series A Preferred Stock. This amount was recorded by Intercardia as stock issuance costs.


K.       AGREEMENTS

Bucindolol License

         CPEC has an exclusive license from Bristol-Myers Squibb Company ("Bristol-Myers") to make, have made, use and sell bucindolol for pharmaceutical therapy for congestive heart failure (as amended, the "Bucindolol License"). The Bucindolol License is exclusive for all countries in the world. The Bucindolol License requires the Company to conduct all appropriate and necessary clinical trials and to take all actions that are reasonably necessary for the preparation and filing of a New Drug Application ("NDA") and a comparable application in at least one Western European country for bucindolol for pharmaceutical therapy for congestive heart failure and left ventricular dysfunction. The Company is obligated to pay royalties on net product sales during the term of the Bucindolol License, and must pay all or a portion of patent prosecution, maintenance and defense costs. Unless terminated, the Bucindolol License continues, with respect to each country, until the patent on bucindolol issued in that country expires or has been found invalid, or, if later, 15 years after first commercial sale of bucindolol (subject to two five-year renewals at the Company's option).

Astra Merck Collaboration

         In December 1995, the Company executed a Development and Marketing Collaboration and License Agreement (the "Astra Merck Collaboration") with Astra Merck Inc. ("Astra Merck") to provide for the development, commercialization and marketing in the United States of a twice-daily formulation of bucindolol for the treatment of congestive heart failure. Astra Merck made an initial $5,000,000 payment to the Company and assumed responsibility for certain liabilities owed by the Company. Astra Merck will fund certain expenses and expenditures incurred in connection with the development and commercialization of the twice-daily formulation of bucindolol in the United States, including any payments due under the BEST Study. Astra Merck will also pay royalties to the Company on net sales of the twice-daily formulation in the United States, make additional payments to the Company if certain milestones are achieved, and pay the royalties due to Bristol-Myers under the Bucindolol License. Under the terms of the Astra Merck Collaboration, the Company has agreed to pay Astra Merck $10,000,000 in December 1997 and up to $11,000,000 for one-third of product launch costs incurred beginning when the Company files an NDA for the twice-daily formulation and continuing through the first 12 months subsequent to the first commercial sale of the formulation. In the event the Company elects not to make these payments, the royalties payable by Astra Merck to the Company will be significantly reduced. The Astra Merck Collaboration continues in effect until December 31, 2010, subject to Astra Merck's option to extend it for two additional five-year periods. During the fiscal year ended September 30, 1996, Astra Merck made payments or assumed liabilities of approximately $4,301,000 on the Company's behalf. These amounts did not flow through the Company's Statement of Operations, as they were offset against related expenses. Astra Merck had paid approximately $2,857,000 of this amount by September 30, 1996 and approximately $1,344,000 was included as offsetting accounts receivables and accrued expenses on the Company's Balance Sheet at September 30, 1996. In addition, approximately $100,000 of expenses which had been paid by the Company, but had not yet been reimbursed by Astra Merck, was included as accounts receivable from Astra Merck at September 30, 1996.

JAGO Pharma Development Agreement

         In April 1996, the Company entered into an Agreement for a Feasibility Study ("Feasibility Study Agreement") and a License Agreement ("License Agreement") with Jago Pharma AG and its affiliates ("Jago"). The study contemplated by the Feasibility Study Agreement is designed to determine the feasibility of developing a once-daily formulation of bucindolol. The Company made an initial payment of $390,000 upon signing the Feasibility Study Agreement. The Feasibility Study Agreement expires 60 days after receipt by the Company of the Preliminary Pharmacokinetic Study from Jago, or, if earlier, immediately upon a default or breach of confidentiality provisions or upon another breach or default not cured within 30 days of notice thereof, upon bankruptcy of a party or if the Company determines in its sole discretion not to proceed with the next phase of the study. The License Agreement has a perpetual term, but contains similar breach and bankruptcy termination provisions as the Feasibility Study Agreement. The Company will make additional payments to Jago if certain milestones are achieved, and will pay royalties to Jago on net sales of the once-daily formulation, if developed under these agreements, until the expiration of the relevant patent on a country-by-country basis (or for 15 years, if no patent is issued in that country).

Duke License

         In July 1995, Aeolus obtained an exclusive worldwide license (the "Duke License") from Duke to develop, make, have made, use and sell products using certain technology and compounds developed by two scientists at Duke. These scientists provide research support and advice to Aeolus in the field of free radical and antioxidant research. Future discoveries in the field of antioxidant research from their laboratories at Duke are also covered by the Duke License. The Duke License requires Aeolus to use its best efforts to pursue development of products using the licensed technology and compounds. Such efforts are to include the manufacture or production of products for testing, development and sale. Aeolus is also obligated to use its best efforts to have the licensed technology cleared for marketing in the United States by the FDA and in other countries in which Aeolus intends to sell products using the licensed technology. Aeolus will pay royalties to Duke on net product sales during the term of the Duke License and milestone payments upon the occurrence of certain events, including FDA approval of the first product using the licensed technology. In addition, Aeolus is obligated under the Duke License to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the Duke License continues until the expiration of the last to expire issued patent on the licensed technology.

Intercompany Agreements

         In December 1995, Intercardia and Interneuron entered into an intercompany services agreement which provides, among other things, for Intercardia to adopt certain policies and procedures and for Interneuron to include Intercardia and its employees in certain programs administered by Interneuron, at cost, such as insurance and health care plans, and to provide research and development services to the Company upon request, on a cost plus basis. Pursuant to the intercompany services agreement, Intercardia has agreed to offer Interneuron the right to purchase shares of Common Stock at fair market value, if necessary to provide that Interneuron's equity ownership in Intercardia does not fall below 51.0%. Also in December 1995, the Company and Interneuron entered into a tax allocation agreement to provide, among other things, for the payment of tax liabilities and entitlement to tax refunds and the allocation of responsibility and the providing of cooperation in the filing of tax returns.

L. SUBSEQUENT EVENT

     On December 19, 1996, the Company executed an agreement (the "Knoll" Collaboration") with Knoll AG ("Knoll") to provide for the development, manufacture and marketing of bucindolol for all countries with the exception of the United States and Japan (the "Territory"). The Knoll Collaboration includes both the twice-daily bucindolol formulation and the once-daily bucindolol formulation currently under development. Under the terms of the collaboration, Knoll is required to make certain payments to CPEC, including a $2,000,000 payment due upon execution of the Knoll Collaboration and a $1,000,000 payment due in January 1997. Knoll must also pay to CPEC $10,000,000 upon bucindolol regulatory approval in a major European Community ("EC") member state and $10,000,000 upon the first attainment of $200,000,000 of net sales in the Territory during any consecutive 12- month period.

     Knoll and the Company will share the development and marketing costs of bucindolol in the Territory. In general, Knoll shall pay approximately 60% of the development and marketing costs prior to product launch and the Company shall pay approximately 40% of such costs, subject to certain maximum dollar limitations. Knoll shall also bear approximately 60% of once-daily development costs which relate to development solely for the Territory and approximately 33% of once-daily development costs which have a worldwide benefit. The Company is responsible for the remainder of once-daily development costs.

     Upon product launch, Knoll shall pay royalties to the CPEC for the use of the license and trademarks of bucindolol in the Territory. The royalty shall be equal to 40% of net profits, as defined in the Knoll Collaboration.
The Company would be responsible for, and pay to Knoll, 40% of any net loss, as defined.

     The Knoll Collaboration continues in effect for 15 years after the first commercial sale with respect to each country in the Territory, subject to two additional five-year renewals at Knoll's option. Knoll has the right to terminate the Knoll Collaboration at any time prior to the termination of the BEST Study and within 60 days after the Best Study's primary end-point results are reported in writing to Knoll.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
CPEC, INC.:

     We have audited the accompanying statements of operations, shareholders' deficit and cash flows of CPEC, Inc. (formerly Cardiovascular Pharmacology Engineering and Consultants, Inc.) for the years ended May 31, 1993 and 1994 and the period from June 1, 1994 to September 26, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CPEC, Inc. for the years ended May 31, 1993 and 1994 and the period from June 1, 1994 to September 26, 1994 in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P

San Jose, California
December 22, 1995

                                   CPEC, INC.

                            STATEMENTS OF OPERATIONS

                                                                                                                 Period from
                                                                                                                June 1, 1994
                                                                                                                     to
                                                                                        Year Ended May 31,      September 26,
                                                                                        1993         1994           1994
Revenue:
  Contract revenue.................................................................   $ 112,425    $ 234,290
  Interest income..................................................................         318          565
                                                                                      ---------    ---------
     Total revenue.................................................................     112,743      234,855
Costs and expenses:
  Contract revenue costs...........................................................     101,184      210,859
  Research and development.........................................................     153,254      155,394      $ 250,999
  General and administrative.......................................................      16,266       85,222          6,530
  Marketing and selling............................................................      63,000       63,000             --
                                                                                      ---------    ---------       --------
     Total costs and expenses......................................................     333,704      514,475        257,529
                                                                                      ---------    ---------      ---------
       Net loss....................................................................   $(220,961)   $(279,620)     $(257,529)

   The accompanying notes are an integral part of these financial statements.

                                   CPEC, INC.

                      STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                                                      Additional
                                                                   Common Stock        Accumulated     Paid-in
                                                                Shares      Amount       Deficit       Capital        Total
Balance, May 31, 1992........................................   100,000    $ 10,000     $(141,673)                  $(131,673)
  Net loss...................................................        --          --      (220,961)                   (220,961)
                                                                -------    --------     ----------                  ----------
Balance, May 31, 1993........................................   100,000      10,000      (362,634)                   (352,634)
  Issuance of common stock at $8.33 per share for services in
     April 1994..............................................     3,000      24,993            --                      24,993
  Issuance of common stock at $8.33 per share in May 1994 to
     acquire rights to technology............................     5,000      41,655            --                      41,655
  Issuance of common stock at $8.33 per share for services
     rendered in May 1994....................................     5,684      47,352            --                      47,352
  Net loss...................................................        --          --      (279,620)                   (279,620)
                                                                -------     -------     ----------                   ----------
Balance, May 31, 1994........................................   113,684     124,000      (642,254)                   (518,254)
  Net loss...................................................        --          --      (257,529)                   (257,529)
  Transfer of certain assets and liabilities to affiliated
     company (Note 5)........................................        --          --            --      $ 250,783      250,783
                                                                -------    --------     ----------     ---------    ----------
Balance, September 26, 1994..................................   113,684    $124,000     $(899,783)     $ 250,783    $(525,000)

   The accompanying notes are an integral part of these financial statements.

                                   CPEC, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                                 Period from
                                                                                                                June 1, 1994
                                                                                                                     to
                                                                                        Year Ended May 31,      September 26,
                                                                                        1993         1994           1994
Cash flow from operating activities:
  Net loss.........................................................................   $(220,961)   $(279,620)     $(257,529)
  Adjustment to reconcile net loss to net cash used in operating activities:
     Issuance of common stock for services rendered................................          --      114,000             --
     Change in assets and liabilities:
       Prepaid consulting costs....................................................         467      (14,977)            --
       Due from shareholder........................................................       1,600        8,300             --
       Deferred revenue............................................................          --       28,703         14,650
       Accounts payable............................................................      16,159       32,468        250,000
       Accrued liabilities.........................................................      37,500       15,000             --
       Payable to related party....................................................     170,536      120,861             --
                                                                                      ---------    ----------     ----------
          Net cash provided by operating activities................................       5,301       24,735          7,121
Cash flows from investing activities:
  Transfer of cash to affiliated company (Note 5)..................................          --           --        (47,243)
                                                                                      ---------    ---------      ----------
          Net cash used in investing activities....................................          --           --        (47,243)
                                                                                      ---------    ---------      ----------
Net (decrease) increase in cash and cash equivalents...............................       5,301       24,735        (40,122)
Cash and cash equivalents, beginning of period.....................................      10,086       15,387         40,122
                                                                                      ---------    ---------      ----------
Cash and cash equivalents, end of period...........................................   $  15,387    $  40,122      $      --

   The accompanying notes are an integral part of these financial statements.

                                   CPEC, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. FORMATION AND BACKGROUND OF THE COMPANY

     CPEC, Inc. (formerly Cardiovascular Pharmacology Engineering and Consultants, Inc.) ("CPEC") was established as a product testing firm for new cardiovascular drugs, devices and techniques with domestic and international pharmaceutical firms. The length of product testing contracts varied, but typically consists of several phases which continued more than a year.

     CPEC has an exclusive license from Bristol-Myers Squibb Company ("Bristol-Myers") to make, have made, use and sell bucindolol for pharmaceutical therapy for congestive heart failure (as amended, the "Bucindolol License"). The Bucindolol License is exclusive for all countries in the world.

     The Bucindolol License requires CPEC to conduct all appropriate and necessary clinical trials and to take all actions that are reasonably necessary for the preparation and filing of an NDA and a comparable application in at least one Western European country for bucindolol for pharmaceutical therapy for congestive heart failure and left ventricular dysfunction. CPEC is obligated to pay royalties on net product sales during the term of the Bucindolol License, and must pay all or a portion of patent prosecution, maintenance and defense costs. Unless terminated, the Bucindolol License continues, with respect to each country, until the patent on bucindolol issued in that country expires or has been found invalid, or, if later, 15 years after first commercial sale of bucindolol (subject to two five-year renewals at CPEC's option).

     On September 26, 1994, the shareholders of CPEC completed the sale of 90,948 shares of CPEC stock to Intercardia, Inc. As a result, Intercardia, Inc. acquired 80.0% of CPEC's stock.

     In connection with the above transaction, on June 24, 1994, CPEC transferred all of its assets and liabilities unrelated to bucindolol or the human myocardial ace gene splice program to Myocor, Inc., a company whose shareholders include certain former shareholders of CPEC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents:

     CPEC considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

  Research and Development Expenditures:

     Costs related to research and development are charged to research and development expenses as incurred. Costs of establishing the Food and Drug Administration approval of bucindolol are also charged to research and development expense when incurred.

  Revenue and Cost Recognition:

     Consulting fees and costs on product testing for cardiovascular drugs are recognized on a percentage of completion basis. Fees received in advance of the time they are earned are reflected as deferred revenue and payments made in connection with deferred contract costs are reflected as prepaid consulting costs.

  Concentration of Credit Risk:

     CPEC places its temporary cash investments with high credit quality financial institutions. These investments bear the credit risk associated with these financial institutions.

                                   CPEC, INC.

3. RELATED PARTY TRANSACTIONS

     The following transactions occurred between CPEC and related parties:

              Marketing services have been performed by an officer of CPEC in the amount of $48,000 for each of the years ended May 31, 1993 and 1994, respectively.

              Legal services were provided by a shareholder of CPEC in the amount of $3,541 and $50,633 for the years ended May 31, 1993 and 1994, respectively.

              Accounting services were provided by a shareholder of CPEC and amounted to $1,750 and $1,830 for the years ended May 31, 1993 and 1994, respectively.

4. INCOME TAXES

     As of September 26, 1994, CPEC had federal net operating loss carryforwards of approximately $186,000 available to offset future regular and alternative minimum taxable income. CPEC's federal net operating loss carryforwards expire in 2008, if not used before such time to offset future taxable income or tax liabilities. For federal income tax purposes, a portion of CPEC's net operating loss carryforwards is subject to certain limitations on annual utilization in case of changes in ownership, as defined by federal tax laws.

5. CASH FLOW INFORMATION -- NON-CASH INVESTING AND FINANCING ACTIVITIES

     In April 1994, CPEC issued 3,000 shares to existing shareholders and an officer relating to services provided to CPEC. In May 1994, CPEC issued 5,000 shares to acquire rights to certain technology. In addition, in May 1994, CPEC issued 5,000 shares for services rendered.

     On June 24, 1994, CPEC transferred substantially all of its assets and liabilities and operations not relating to bucindolol to a company whose shareholders include certain shareholders of CPEC. This transaction resulted in a credit to additional paid-in capital of $250,783. Below is a summary of the effects of the transfer.

Prepaid costs.......................................................................   $ (14,977)
Due from shareholder................................................................        (100)
Deferred revenue....................................................................      43,353
Accounts payable....................................................................      85,463
Due to related parties..............................................................     184,287
Excess of liabilities over assets...................................................    (250,783)
                                                                                       ----------
  Net cash transfer.................................................................   $  47,243

6. SUBSEQUENT EVENTS

     In June 1995, CPEC began a Phase III clinical trial, the Beta-blocker Evaluation of Survival Trial (the "BEST Study"), for treatment of congestive heart failure sponsored by the National Institutes of Health (the "NIH") and the Department of Veterans Affairs (the "VA"). The NIH and VA have agreed to provide up to $15,750,000 during the course of the BEST Study and CPEC is obligated to provide up to $2,000,000 of study costs and fund other costs of the study including drug supply and monitoring costs for the study.

     On December 4, 1995, CPEC executed a Development and Marketing Collaboration and License Agreement (the "Astra Merck Collaboration") with Astra Merck Inc. ("Astra Merck") to provide for the development and commercialization and marketing in the U.S. of a twice-daily formulation of bucindolol for the treatment of congestive heart failure. Under the terms of the collaboration, Astra Merck made an initial $5,000,000 payment to CPEC in December 1995 and Astra Merck will fund future U.S. development, marketing and manufacturing costs for the twice-daily bucindolol product, including any payments due under the BEST Study. As a part of its funding obligations under the Astra Merck Collaboration, Astra Merck shall be responsible and promptly reimburse the Company for expenses and expenditures incurred in connection with the development and commercialization of the twice-

                                   CPEC, INC.

daily formulation of bucindolol in the U.S. Astra Merck must pay the royalties due to Bristol-Myers under the license of bucindolol to CPEC, and must pay CPEC royalties on net sales of the twice-daily formulation in the U.S. and make payments for reaching certain milestones.

     Under the terms of the Astra Merck Collaboration, CPEC must pay Astra Merck $10,000,000 in December 1997, or the royalties payable by Astra Merck to the Company will be significantly reduced. The Astra Merck Collaboration also provides that CPEC must reimburse Astra Merck for one-third of launch costs beginning when CPEC files an NDA for the twice-daily formulation and continuing through the first 12 months subsequent to the first commercial sale of the formulation, up to a total launch cost reimbursement of $11,000,000, or the royalties payable by Astra Merck to the Company will be significantly reduced.

     The Astra Merck Collaboration continues in effect until December 31, 2010, subject to Astra Merck's option to extend it for two additional five-year periods. However, either party may terminate the Astra Merck Collaboration upon 90 days' notice of the other's material breach which remains uncured (30 days in the event of overdue payments from Astra Merck to CPEC).

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERCARDIA, INC.

Date:  December 20, 1996              By:  /s/CLAYTON I. DUNCAN
                                           --------------------
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                            Capacity                           Date


/s/CLAYTON I. DUNCAN                                 Director, President and            December 20, 1996
--------------------------
 Clayton I. Duncan                                   Chief Executive Officer
                                                              (Principal Executive
                                                              Officer)

/s/RICHARD W. REICHOW                                Senior Vice President,             December 20, 1996
-------------------------
 Richard W. Reichow                                  Chief Financial Officer
                                                              and Treasurer (Principal
                                                              Financial and Accounting
                                                              Officer)

/s/GLENN L. COOPER                                   Director                           December 20, 1996
-------------------------
 Glenn L. Cooper, M.D.




/s/ROGER W. BRIMBLECOMBE                             Director                           December 20, 1996
-------------------------
 Roger W. Brimblecombe




/s/JOSEPH J. RUVANE, JR.                             Director                           December 20, 1996
-------------------------
 Joseph J. Ruvane, Jr.



/s/DAVID B. SHARROCK                                 Director                           December 20, 1996
------------------------
 David B. Sharrock
