Form 10-Q
period 1996-12-31
INTERCARDIA INC
filed 1997-02-14
CIK 936538

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X               Quarterly report pursuant to Section 13 or 15(d) of the
_____             Securities Exchange Act of 1934. For the quarterly period
                  ended December 31, 1996.

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
(State  or  other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, NC                                           27709
(Address of Principal Executive Office)                            (Zip Code)

Registrant's Telephone Number, Including Area Code                919-558-8688



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES X        NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                        Outstanding as of February 11, 1997
Common Stock, par value $.001                      6,742,603 Shares

                                INTERCARDIA, INC.

                               INDEX TO FORM 10-Q


                                                                                                        PAGE
PART I.  FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                  Consolidated Balance Sheets as of December 31, 1996 (unaudited)
                  and September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                  Consolidated Statements of Operations for the Three Months
                  ended December 31, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . 4

                  Consolidated Statements of Cash Flows for the Three Months ended
                  December 31, 1996 and 1995 (unaudited)   . . . . . . . . . . . . . . . . . . . . . .  5

                  Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . .  6


                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations  . . . . . . . . . . . . . . .  8


PART II. OTHER INFORMATION

                  Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  11

                  SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                                INTERCARDIA, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)



                                                                               December 31, September 30,
                                                                                     1996        1996
                                                                                 ----------    --------
                                                                                   (Unaudited)
                                                    ASSETS
Current assets:
       Cash and cash equivalents                                                   $ 25,335    $ 21,441
       Marketable securities                                                         13,544      14,084
       Accounts receivable                                                            1,417       1,444
       Prepaids and other current assets                                                 37          98
                                                                                   --------    --------
                    Total current assets                                             40,333      37,067

Marketable securities                                                                  --         1,572
Property and equipment, net                                                             271         299
Other assets                                                                              7           7
                                                                                   ========    ========
                                                                                   $ 40,611    $ 38,945
                                                                                   ========    ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                            $    151    $    168
       Accrued expenses                                                               1,887       1,827
       Current portion of capital lease obligations                                      38          36
                                                                                   --------    --------
                   Total current liabilities                                          2,076       2,031

Long-term portion of capital lease obligations                                           99         109
Long-term notes payable                                                                  15          10

Minority interest                                                                       957         568

Stockholders' equity
       Common stock, $.001 par value per share, 40,000,000 shares authorized,
           6,740,603 and 6,738,603 shares issued and outstanding at December 31,
           1996 and September 30, 1996,
            respectively                                                                  7           7
       Additional paid-in capital                                                    39,710      39,709
       Deferred compensation                                                           (171)       (185)
       Accumulated deficit                                                           (2,082)     (3,304)
                                                                                   --------    --------
                   Total stockholders' equity                                        37,464      36,227
                                                                                   --------    --------
                                                                                   $ 40,611    $ 38,945
                                                                                   ========    ========


                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                            Three Months Ended
                                                                               December 31,
                                                                -------------------------------------------
                                                                     1996                       1995
                                                                ---------------            ----------------
Revenue:
     Contract revenue                                              $     2,149                 $     5,000
     Investment income                                                     516                          30
                                                                ---------------            ----------------
              Total revenue                                              2,665                       5,030
                                                                ---------------            ----------------

Cost and expenses:
     Research and development                                              523                         456
     General and administrative                                            531                         358
                                                                ---------------            ----------------
              Total costs and expenses                                   1,054                         814
                                                                ---------------            ----------------

Income from operations                                                   1,611                       4,216
Minority interest                                                          389                         725
                                                                ---------------            ----------------

Net income                                                         $     1,222                 $     3,491
                                                                ===============            ================

Net income per common share                                        $       0.16                $       0.72
                                                                ===============            ================

Weighted average common shares outstanding                               7,504                       4,874
                                                                ===============            ================

                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)



                                                                                          Three Months Ended
                                                                                             December 31,
                                                                               -----------------------------------------
                                                                                     1996                      1995
                                                                               -----------------            ------------
Cash flows from operating activities:
       Net income                                                                  $      1,222                 $ 3,491
       Adjustments to reconcile net income to net cash from
           operating activities:
                Depreciation and amortization                                                34                      13
                Amortization of deferred compensation                                        14                       -
                Minority interest in net income of consolidated
                   subsidiary                                                               389                     725
                Change in assets and liabilities:
                   Accounts receivable                                                       27                    (250)
                   Other assets                                                              61                    (367)
                   Accounts payable                                                         (17)                    401
                   Accrued expenses                                                          60                     205
                                                                               -----------------            ------------
Net cash provided by operating activities                                                 1,790                   4,218
                                                                               -----------------            ------------

Cash flows from investing activities:
       Proceeds from maturities and sales of marketable securities                        2,112                       -
       Purchases of property and equipment                                                   (6)                     (2)
                                                                               -----------------            ------------
Net cash provided by (used in) investing activities                                       2,106                      (2)
                                                                               -----------------            ------------

Cash flows from financing activities:
       Net proceeds from issuance of stock                                                     1                       2
       Payments to Interneuron, net                                                           -                     (73)
       Principal payments on capital lease obligations                                        (8)                    (6)
       Proceeds from long-term notes payable                                                   5                      -
                                                                               -----------------            ------------
Net cash used in financing activities                                                         (2)                   (77)
                                                                               -----------------            ------------

Net increase in cash and cash equivalents                                                 3,894                   4,139
Cash and cash equivalents at beginning of period                                         21,441                   1,122
                                                                               =================            ============
Cash and cash equivalents at end of period                                          $    25,335                 $ 5,261
                                                                               =================            ============


    The accompanying notes are integral part of these unaudited consolidated financial statements.

                                INTERCARDIA, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



A.       Basis of Presentation

         Intercardia, Inc. was incorporated in Delaware on March 15, 1994, and is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). The "Company" refers to Intercardia, Inc. ("Intercardia") and its majority-owned subsidiaries, CPEC, Inc., a Nevada corporation ("CPEC"), and Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"). As of December 31, 1996, Intercardia owned 80.1% of CPEC and 65.8% of Aeolus.

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

         The consolidated financial statements include the accounts of Intercardia and its subsidiaries, CPEC and Aeolus. All significant intercompany activity has been eliminated. The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

B.       Income Taxes:

         No income tax provision or benefit has been provided for income tax purposes, as the Company utilized projected expenses for the remainder of the fiscal year and net operating loss carryforwards to offset the net income realized during the three months ended December 31, 1996 and 1995.

C.       Agreement:

         In December 1996, the Company executed an agreement ("the Knoll Collaboration") with Knoll AG ("Knoll") to provide for the development, manufacture and marketing of bucindolol for all countries with the exception of the United States and Japan (the "Territory"). The Knoll Collaboration includes both the twice-daily bucindolol formulation and the once-daily bucindolol formulation currently under development. Under the terms of the collaboration, Knoll paid CPEC approximately $2,143,000 in December 1996 and $1,000,000 in January 1997. Knoll must also pay to CPEC $10,000,000 upon bucindolol regulatory approval in a major European Community ("EC") member state and $10,000,000 upon first attainment of $200,000,000 of net sales in the Territory during any consecutive 12-month period.

         Knoll and the Company will share the development and marketing costs of bucindolol in the Territory. In general, Knoll shall pay approximately 60% of the development and marketing costs prior to product launch and the Company shall pay approximately 40% of such costs, subject to certain maximum dollar limitations. Knoll shall also bear approximately 60% of once-daily development costs which relate to development solely for the Territory and approximately one-third of once-daily development costs which have a worldwide benefit. The Company is responsible for the remainder of once-daily development costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, including, in particular, risks relating to uncertainties relating to clinical trials, dependence on collaborative partners, the early stage of products under development, dependence on one product, government regulations and competition.

         The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to the Company include Intercardia, Inc. and its subsidiaries, CPEC, Inc. and Aeolus Pharmaceuticals, Inc.

         Intercardia was incorporated in March 1994 and had no operations until September 1994, when Intercardia acquired 80.0% of CPEC. Intercardia acquired an additional 0.1% of CPEC in September 1996. In January 1996, Interneuron acquired directly from the former CPEC minority stockholders the remaining outstanding capital stock of CPEC not owned by Intercardia. CPEC has a worldwide license for the development, distribution and sale of bucindolol for the treatment of congestive heart failure and left ventricular dysfunction. The Company is currently conducting Phase III clinical trials for the treatment of congestive heart failure.

         Intercardia purchased a majority interest in Aeolus in July 1995, and as of December 31, 1996, owned 65.8% of the outstanding capital stock of Aeolus. Aeolus is conducting early stage development on catalytic antioxidant small molecules as therapeutics for a variety of conditions, including neonatal respiratory distress syndrome and resulting broncho-pulmonary dysplasia, stroke and asthma.

Results of Operations

         The Company recognized net income of $1,222,000 and $3,491,000 for the three months ended December 31, 1996 and 1995, respectively. The realization of net income in each of these quarters was the result of the receipt of initial payments associated with the signing of two major collaborative agreements, one in each of the quarters. During the three months ended December 31, 1996, the Company signed the Knoll Collaboration and Knoll made initial payments of approximately $2,143,000, which were recognized as contract revenue. During the three months ended December 31, 1995, the Company signed a collaborative agreement with Astra Merck Inc. ("Astra Merck") for the development, commercialization and marketing in the United States of a twice-daily formulation of bucindolol for the treatment of congestive heart failure ("Astra Merck Collaboration") and Astra Merck made an initial payment of $5,000,000, which was also recognized as contract revenue. The initial payments and contract revenue associated with the signing of these collaborative agreements are generally one-time events and not recurring.

Because the Company is still in the process of developing its first potential product, it should not be assumed that the Company will be profitable on an on-going basis over the next few years.

         Revenues were $2,665,000 and $5,030,000 for the three months ended December 31, 1996 and 1995, respectively. Revenue for the three months ended December 31, 1996 consisted of the $2,143,000 of initial payments received from Knoll and $516,000 of investment income. Revenue for the three months ended December 31, 1995 consisted of the $5,000,000 initial payment from Astra Merck and $30,000 of investment income.

         Research and development ("R&D") expenses increased $67,000 (15%) to $523,000 for the three months ended December 31, 1996 from $456,000 for the three months ended December 31, 1995. This increase is primarily due to an increase in the size of the R&D staff to advance the Company's R&D programs.

         The Astra Merck Collaboration requires Astra Merck to pay for certain expenses related to bucindolol development in the United States. During the three months ended December 31, 1996 and the fiscal year ended September 30, 1996, Astra Merck assumed liabilities on the Company's behalf of $1,095,000 and $4,301,000, respectively. These amounts did not flow through the Company's Statements of Operations, as they were offset against related expenses. As of December 31, 1996, the Company's Balance Sheet included accounts receivables from Astra Merck of $1,380,000 and accrued expenses of $1,245,000 related to obligations assumed by Astra Merck.

         General and administrative expenses increased $173,000 (48%) to $531,000 for the three months ended December 31, 1996 from $358,000 for the three months ended December 31, 1995. This increase primarily resulted from an increase in the size of the administrative staff and additional costs associated with being a public company.

         The minority interest in the December 31, 1996 Consolidated Balance Sheet and the Consolidated Statements of Operations for the three months ended December 31, 1996 and 1995 reflects the minority interest in net income earned by CPEC.

Liquidity and Capital Resources

         As of December 31, 1996, the Company had cash and marketable securities of $38,879,000, which was $1,782,000 greater than the balance at September 30, 1996, primarily due to the $1,611,000 of income from operations before minority interest.

         Pursuant to the Astra Merck Collaboration, the Company has agreed to pay Astra Merck $10,000,000 in December 1997 and up to $11,000,000 for one-third of product launch costs incurred beginning when the Company files a New Drug Application ("NDA") with the U.S. Food and Drug Administration (the "FDA") for the twice-daily formulation of bucindolol and continuing through the first 12 months subsequent to the first commercial sale of the formulation. These amounts are payable at the option of the Company, and in the event the Company elects not to make these payments, the royalties payable by Astra Merck to the Company would be substantially reduced.

         Pursuant to the Knoll Collaboration, the Company is responsible for approximately 40% of the development and marketing costs of bucindolol in the Territory, which includes all countries other than the United States and Japan, subject to certain maximum dollar limitations. The Company's portion of development and clinical trial costs for the Territory is estimated to be up to $10,000,000 and the Company's portion of marketing costs prior to product launch is estimated to be up to $4,000,000. Upon product launch, the Company will be responsible for 40% of any net loss incurred in the Territory as defined. The Company is also responsible for approximately 40% of the once-daily development costs which relate to development solely for the Territory and approximately 67% of once-daily development costs which have a worldwide benefit.

         The Company will incur additional charges to operations relating to the acquisition of CPEC in the event that certain milestones are achieved in the development and commercialization of bucindolol. The first milestone payment will be due if and when an NDA for bucindolol has been accepted for filing by the FDA, and the second milestone payment will be due if and when the Company receives an Approvable Letter from the FDA with respect to bucindolol. Achievement of each of these milestones would require additional payments, each of 75,000 shares of Interneuron common stock, subject to adjustment based on the price of Interneuron common stock at the time of issuance. In exchange for Interneuron providing such shares, the Company will pay Interneuron the value of such shares, in either cash or Intercardia Common Stock, at Intercardia's option. Each additional payment would have a minimum and maximum charge to the Company of $750,000 and $1,875,000, respectively.

         The Company is aware of products in research or development by its competitors that address the diseases being targeted by the Company. In particular, carvedilol, a non-selective beta-blocker with moderate vasodilating properties, is owned by Boehringer Mannheim and licensed in the United States and certain other countries to SmithKline Beecham. In May 1996, the U.S. Food and Drug Administration ("FDA") Cardiovascular and Renal Drug Advisory Committee ("Advisory Panel") met and discussed the use of carvedilol for treatment of congestive heart failure ("CHF"), but recommended against approval of carvedilol as a treatment for CHF. The Company believes that SmithKline Beecham is continuing to attempt to gain an FDA approval for carvedilol as a treatment for CHF and another Advisory Panel meeting has been scheduled to review carvedilol on February 27, 1997. There can be no assurance that carvedilol will not be approved for treatment of CHF in the United States.

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

Part II.          OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K

(a)      Exhibits
         11.1     Statement re computation of net income per share
         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)      No reports on Form 8-K were filed during the period.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTERCARDIA, INC.



Date: February 13, 1997          By: /s/ Richard W. Reichow
                                    Richard W. Reichow,
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)