Form 10-K/A
period 1996-09-30
INTERCARDIA INC
filed 1997-03-06
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-K/A
                                  Amendment No. 1


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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:


                  (1)      Financial Statements.


                           See Index to Consolidated Financial Statements on page F-1 of the Company's Annual Report on Form 10-K for the year ended September 30, 1996, as originally filed on December 20, 1996 (the "Form 10-K").


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

                           11.1(d)          Statement Re Computation of Earnings Per Share.
                           23.1(d)          Consents of Coopers & Lybrand L.L.P.
                           27.1(d)          Financial Data Schedule.


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

(d) Incorporated by reference to the similarly numbered Exhibit to the Form 10-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERCARDIA, INC.

Date:  March 6, 1997                By:  /s/RICHARD W. REICHOW
                                           ---------------------
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer