Form 10-Q
period 1997-03-31
INTERCARDIA INC
filed 1997-05-14
CIK 936538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1997.
--------


_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

                             Commission File Number
                                     0-27410


                                INTERCARDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)


                                     Delaware
          (State or other jurisdiction of incorporation or organization)

                                    56-1924222
                    (I.R.S. Employer Identification Number)

P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, NC                                               27709
(Address of Principal Executive Office)                               (Zip Code)

Registrant's Telephone Number, Including Area Code                 919-558-8688


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                    Outstanding as of May 9, 1997
         ------------------             -----------------------------
Common Stock, par value $.001              6,757,761 Shares

                                INTERCARDIA, INC.

                               INDEX TO FORM 10-Q


                                                                                            PAGE

PART I.  FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 1997 (unaudited)
                  and September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . .    3

                  Consolidated Statements of Operations for the Three Months and Six
                  Months ended March 31, 1997 and 1996 (unaudited)  . . . . . . . . . . . . 4

                  Consolidated Statements of Cash Flows for the Six Months ended
                  March 31, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . . . ..5

                  Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . .6


                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations  . . . . . . . . . .8


PART II. OTHER INFORMATION

                  Item 4.           Submission of Matters to a Vote of Security Holders . .12

                  Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . 12

                  SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


                               INTERCARDIA, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)




                                                                               March 31,           September 30,
                                                                                 1997                    1996
                                                                            ----------------       ------------------
                                                                              (Unaudited)
                                              ASSETS

Current assets:
 Cash and cash equivalents                                                   $     23,198             $  21,441
 Marketable securities                                                             12,615                14,084
 Accounts receivable                                                                1,191                 1,444
 Prepaids and other current assets                                                    152                    98
                                                                           ----------------       ------------------
             Total current assets                                                  37,156                37,067

Marketable securities                                                               3,094                 1,572
Property and equipment, net                                                           282                   299
Other assets                                                                            6                     7
                                                                            ================       ==================
                                                                             $     40,538             $   38,945
                                                                            ================       ==================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                            $        578             $      168
 Accrued expenses                                                                   1,243                  1,827
 Current portion of capital lease obligations                                          40                     36
                                                                            ----------------       ------------------
            Total current liabilities                                               1,861                  2,031

Long-term portion of capital lease obligations                                         88                    109
Long-term notes payable                                                                15                     10

Minority interest                                                                   1,032                    568


Stockholders' equity:
 Common stock, $.001 par value per share, 40,000,000 shares
    authorized, 6,757,761 and 6,738,603 shares issued and
    outstanding at March 31, 1997 and September 30, 1996,
     respectively                                                                       7                      7
 Additional paid-in capital                                                        39,979                 39,709
 Deferred compensation                                                               (158)                  (185)
 Accumulated deficit                                                               (2,286)                (3,304)
                                                                            ----------------       ------------------
            Total stockholders' equity                                             37,542                 36,227
                                                                            ----------------       ------------------
                                                                             $     40,538          $      38,945
                                                                            ================       ==================


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                      Three Months Ended                      Six Months Ended
                                                           March 31,                              March 31,
                                               ----------------------------------     ----------------------------------
                                                    1997               1996                1997               1996
                                               ---------------    ---------------     ---------------    ---------------

Revenue:
     Contract revenue                             $     1,148      $           4         $     3,297        $     5,004
     Investment income                                    516                293               1,032                323
                                               ---------------    ---------------     ---------------    ---------------
              Total revenue                             1,664                297               4,329              5,327
                                               ---------------    ---------------     ---------------    ---------------

Costs and expenses:
     Research and development                           1,245                449               1,768                905
     General and administrative                           548                513               1,079                871
                                               ---------------    ---------------     ---------------    ---------------
              Total costs and expenses                  1,793                962               2,847              1,776
                                               ---------------    ---------------     ---------------    ---------------

Income (loss) from operations                            (129)              (665)              1,482              3,551
Minority interest                                           75               (19)                464                706
                                               ---------------    ---------------     ---------------    ---------------

Net income (loss)                                 $      (204)       $      (646)        $     1,018        $     2,845
                                               ===============    ===============     ===============    ===============

Net income (loss) per common share                   $  (0.03)       $     (0.11)       $       0.14       $       0.53
                                               ===============    ===============     ===============    ===============

Weighted average common shares
   outstanding                                          6,742              5,836               7,123              5,355
                                               ===============    ===============     ===============    ===============


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                       Six Months Ended
                                                                                          March 31,
                                                                               ---------------------------------
                                                                                   1997                1996
                                                                               --------------      -------------
Cash flows from operating activities:
       Net income                                                                   $  1,018           $  2,845
       Adjustments to reconcile net income to net cash from
           operating activities:
                Depreciation and amortization                                             71                 27
                Amortization of deferred compensation                                     27                  -
                Minority interest in net income of consolidated
                   subsidiary                                                            464                706
                Change in assets and liabilities:
                   Accounts receivable                                                   253               (882)
                   Other current assets                                                  (54)               (99)
                   Accounts payable                                                      410                 22
                   Accrued expenses                                                     (584)               655
                                                                               --------------      -------------
Net cash provided by operating activities                                              1,605              3,274
                                                                               --------------      -------------

Cash flows from investing activities:
       Proceeds from maturities and sales of marketable securities                     7,928                  -
       Purchases of marketable securities                                             (7,981)           (15,869)
       Purchases of property and equipment                                               (53)               (13)
                                                                               --------------      -------------
Net cash used in investing activities                                                   (106)           (15,882)
                                                                               --------------      -------------

Cash flows from financing activities:
       Net proceeds from issuance of stock                                               270             35,008
       Payments to Interneuron, net                                                        -               (172)
       Principal payments on capital lease obligations                                   (17)               (15)
       Proceeds from long-term notes payable                                               5                  -
                                                                               --------------      -------------
Net cash provided by financing activities                                                258             34,821
                                                                               --------------      -------------

Net increase in cash and cash equivalents                                              1,757             22,213
Cash and cash equivalents at beginning of period                                      21,441              1,122
                                                                               ==============      =============
Cash and cash equivalents at end of period                                           $23,198            $23,335
                                                                               ==============      =============


           The accompanying notes are integral part of these unaudited consolidated financial statements.

                                INTERCARDIA, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



A.       Basis of Presentation

         Intercardia, Inc. was incorporated in Delaware on March 15, 1994, and is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). The "Company" refers to Intercardia, Inc. ("Intercardia") and its majority-owned subsidiaries, CPEC, Inc., a Nevada corporation ("CPEC"), and Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"). As of March 31, 1997, Intercardia owned 80.1% of CPEC and 65.8% of Aeolus.

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

         The consolidated financial statements include the accounts of Intercardia and its subsidiaries, CPEC and Aeolus. All significant intercompany activity has been eliminated. The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

         The Company will adopt Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. Management has not determined the effect of adopting SFAS No. 128.

B.       Income Taxes

         No income tax provision has been provided for the net income realized during the six months ended March 31, 1997 and 1996 as the Company utilized projected expenses for the remainder of the fiscal year and net operating loss carryforwards to offset the normal income tax expense.


C.       Agreement

         In December 1996, the Company executed an agreement ("the Knoll Collaboration") with BASF Pharma/Knoll AG ("Knoll") to provide for the development, manufacture and marketing of bucindolol for all countries with the exception of the United States and Japan (the "Territory"). The Knoll Collaboration includes both the twice-daily bucindolol formulation and the once-daily bucindolol formulation currently under development. Under the terms of the collaboration, Knoll paid CPEC $2,143,000 in December 1996 and $1,000,000 in January 1997. Knoll must also pay to CPEC $10,000,000 upon bucindolol regulatory approval in a major European Community ("EC") member state and $10,000,000 upon first attainment of $200,000,000 of net sales in the Territory during any consecutive 12-month period. Upon product launch, Knoll shall pay royalties to CPEC for the use of the license and trademarks of bucindolol in the Territory. The royalty shall be equal to 40% of net profits, as defined in the Knoll Collaboration. The Company would be responsible for, and pay to Knoll, 40% of any net loss, as defined.

         Knoll and the Company will share the development and marketing costs of bucindolol in the Territory. In general, Knoll shall pay approximately 60% of certain development and marketing costs prior to product launch and the Company shall pay approximately 40% of such costs, subject to certain maximum dollar limitations. Knoll shall also bear approximately 60% of once-daily development costs which relate to development solely for the Territory and approximately one-third of once-daily development costs which have a worldwide benefit. The Company is responsible for the remainder of once-daily development costs.

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

         Intercardia purchased a majority interest in Aeolus in July 1995 and owned 65.8% of the outstanding capital stock of Aeolus at March 31, 1997. Aeolus is conducting early stage development on catalytic antioxidant small molecules as therapeutics for a variety of conditions, including neonatal respiratory distress syndrome and resulting broncho-pulmonary dysplasia, stroke and asthma.

Results of Operations

         The Company incurred net losses of $204,000 and $646,000 for the three months ended March 31, 1997 and 1996, respectively, and recognized net income of $1,018,000 and $2,845,000 for the six months ended March 31, 1997 and 1996, respectively. The realization of net income for each of the six-month periods, and the relatively small net loss incurred during the quarter ended March 31, 1997, were the result of the receipt of initial payments associated with the signing of two major collaborative agreements, one in each of the fiscal years. During the six months ended March 31, 1997, the Company signed the Knoll Collaboration and Knoll made initial payments of $3,143,000, which were recognized as contract revenue. During the six months ended March 31, 1996, the Company signed a collaborative agreement with Astra Merck Inc. ("Astra Merck") for the development, commercialization and marketing in the United States of a twice-daily formulation of bucindolol for the treatment of congestive heart failure ("Astra

Merck Collaboration") and Astra Merck made an initial payment of $5,000,000, which was also recognized as contract revenue. The initial payments and contract revenue associated with the signing of these collaborative agreements are generally one-time events and not recurring. Because the Company is still in the process of developing its first potential product, it should not be assumed that the Company will be profitable on an on-going basis over the next few years.

         Revenues were $1,664,000 and $4,329,000 for the three months and six months ended March 31, 1997, respectively, versus $297,000 and $5,327,000 for the three months and six months ended March 31, 1996, respectively. In addition to the contract revenue from the collaborative agreements, the Company earned investment income of $516,000 and $1,032,000 during the three months and six months ended March 31, 1997, respectively, versus $293,000 and $323,000 during the three months and six months ended March 31, 1996, respectively. Investment income was higher in fiscal year 1997 than in fiscal 1996 primarily due to the receipt of approximately $35,000,000 of net proceeds from the Company's initial public offering completed in February 1996.

         Research and development ("R&D") expenses increased $796,000 (177%) to $1,245,000 for the three months ended March 31, 1997 from $449,000 for the three months ended March 31, 1996. R&D expenses increased $863,000 (95%) to $1,768,000 for the six months ended March 31, 1997 from $905,000 for the six months ended March 31, 1996. Approximately $500,000 of the three-month and six-month increases resulted from outside contract costs incurred in the second quarter of fiscal 1997 to develop alternative mechanisms of delivery for bucindolol. In addition, approximately $200,000 of the increases for the three-month and six-month periods resulted from increased payroll and related costs, as Intercardia increased its R&D staff.

         The Astra Merck Collaboration requires Astra Merck to pay for certain expenses related to bucindolol development in the United States. During the six months ended March 31, 1997 and the fiscal year ended September 30, 1996, Astra Merck assumed liabilities on the Company's behalf of $2,092,000 and $4,301,000, respectively. These amounts did not flow through the Company's Statements of Operations, as they were offset against related expenses. As of March 31, 1997, the Company's Balance Sheet included an accounts receivable from Astra Merck of $1,043,000 and accrued expenses of $975,000 related to obligations assumed by Astra Merck.

         General and administrative ("G&A") expenses increased $35,000 (7%) to $548,000 for the three months ended March 31, 1997 from $513,000 for the three months ended March 31, 1996. G&A expenses increased $208,000 (24%) to $1,079,000 for the six months ended March 31, 1997 from $871,000 for the six months ended March 31, 1996. These increases primarily resulted from increases in the administrative staff and additional costs associated with being a public company.

         The minority interest amounts in the Consolidated Balance Sheets and the Consolidated Statements of Operations reflect the minority interest in net income earned by CPEC.

Liquidity and Capital Resources

         As of March 31, 1997, the Company had cash, cash equivalents and marketable securities of $38,907,000, which was $1,810,000 greater than the balance at September 30, 1996 primarily due to the $1,482,000 of income from operations before minority interest for the six months ended March 31, 1997.

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

         Pursuant to the Knoll Collaboration, the Company is responsible for approximately 40% of the development and marketing costs of bucindolol in the Territory, which includes all countries other than the United States and Japan, subject to certain maximum dollar limitations. The Company's portion of development and clinical trial costs for the Territory is estimated to be up to $10,000,000. The Company is also responsible for approximately 40% of the once-daily development costs which relate to development solely for the Territory and approximately 67% of once-daily development costs which have a worldwide benefit.

         The Company will incur additional charges to operations relating to the acquisition of CPEC in the event that certain milestones are achieved in the development and commercialization of bucindolol. The first milestone payment will be due if and when an NDA for bucindolol has been accepted for filing by the FDA, and the second milestone payment will be due if and when the Company receives an Approval Letter from the FDA with respect to bucindolol. Achievement of each of these milestones would require additional payments, each of 75,000 shares of Interneuron common stock, subject to adjustment based on the price of Interneuron common stock at the time of issuance. In exchange for Interneuron providing such shares, the Company will pay Interneuron the value of such shares, in either cash or Intercardia Common Stock, at Intercardia's option. Each additional payment would have a minimum and maximum charge to the Company of $750,000 and $1,875,000, respectively.

         The Company is aware of products in research or development by its competitors that address the diseases being targeted by the Company. In particular, carvedilol, a non-selective beta-blocker with moderate vasodilating properties, is owned by Boehringer Mannheim and licensed in the United States and certain other countries to SmithKline Beecham. In February 1997, the FDA Cardiovascular and Renal Drug Advisory Committee ("Advisory Panel") recommended that the FDA approve the use of carvedilol as a treatment for congestive heart failure in the United States.

         The Company expects to incur substantial additional costs and losses over the next few years. The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the development and clinical trials of bucindolol; the timing and cost of obtaining regulatory approvals; the effect of competitive drugs on the BEST Study and on commercialization of bucindolol; and the ability of the Company to establish additional collaborative arrangements with other companies to provide research or development funding to the Company and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no commitment or agreement with respect to any such acquisitions.

Part II.          OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on February 19, 1997. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)      The stockholders elected the following persons as directors of the
         Company: Glenn L. Cooper, M.D., Clayton I. Duncan, Roger W. Brimblecombe, Ph.D., Joseph J. Ruvane, Jr. and David B. Sharrock. The votes for and against (withheld) each nominee were as follows:

                                                Votes           Votes    Votes
         Nominee                                 For          Withheld Abstained
         -------                                 ---          -------- ---------
         Glenn L. Cooper, M.D.              6,143,170            3,200        0
         Clayton I. Duncan                  6,143,170            3,200        0
         Roger W. Brimblecombe, Ph.D.       6,143,170            3,200        0
         Joseph J. Ruvane, Jr.              6,143,170            3,200        0
         David B. Sharrock                  6,143,170            3,200        0

(b) The stockholders approved the amendments to the Intercardia, Inc. 1994 Stock Option Plan with 4,508,229 shares voting for, 460,610 shares voting against and 6,900 shares abstained.

(c) The stockholders ratified the appointment of Coopers & Lybrand L.L.P. as the independent auditors of the Company for the fiscal year ending September 30, 1997 with 6,143,070 shares voting for, 2,600 shares voting against and 700 shares abstained.


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits
         10.22 Lease Amendment Number Two, dated March 14, 1997, to Office Lease between Highwoods/Forsyth Limited Partnership and Intercardia, Inc.
         11.1     Statement re computation of net income (loss) per share
         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)      No reports on Form 8-K were filed during the period.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERCARDIA, INC.



Date:    May 13, 1997        By:  /s/ Richard W. Reichow
                                  ----------------------
                                    Richard W. Reichow,
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)