Form 10-Q
period 1997-06-30
INTERCARDIA INC
filed 1997-08-13
CIK 936538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X               Quarterly report pursuant to Section 13 or 15(d) of the
-----             Securities Exchange Act of 1934. For the quarterly
                  period ended June 30, 1997.

                  Transition report pursuant to Section 13 or 15(d) of the
----- Securities Exchange Act of 1934. For the transition period from _____ to _____.

                             Commission File Number
                                     0-27410


                                INTERCARDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                              56-1924222
(State  or  other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, NC                                         27709
(Address of Principal Executive Office)                          (Zip Code)

Registrant's Telephone Number, Including Area Code              919-558-8688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES  [ X ]    NO  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                  Outstanding as of August 8, 1997
-----------------------------                   --------------------------------
Common Stock, par value $.001                           6,760,417 Shares

                                INTERCARDIA, INC.

                               INDEX TO FORM 10-Q


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 (unaudited)
         and September 30, 1996 ...............................................3

         Consolidated Statements of Operations for the Three Months and Nine
         Months ended June 30, 1997 and 1996 (unaudited) ......................4

         Consolidated Statements of Cash Flows for the Nine Months ended
         June 30, 1997 and 1996 (unaudited)....................................5

         Notes to Unaudited Consolidated Financial Statements .................6


         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations ................9

PART II. OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K ..................13

         SIGNATURE ...........................................................14

                               INTERCARDIA, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                         June 30,  September 30,
                                                           1997        1996
                                                       ----------- -------------
                                                       (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                             $ 18,420      $ 21,441
  Marketable securities                                   19,419        14,084
  Accounts receivable                                      1,495         1,444
  Prepaids and other current assets                          152            98
                                                        --------      --------
    Total current assets                                  39,486        37,067

Marketable securities                                          -         1,572
Property and equipment, net                                  298           299
Other assets                                                   6             7
                                                        --------      --------
                                                        $ 39,790      $ 38,945
                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $    192      $    168
  Accrued expenses                                         1,507         1,827
  Current portion of capital lease obligations                42            36
                                                        --------      --------
    Total current liabilities                              1,741         2,031

Long-term portion of capital lease obligations                77           109
Long-term notes payable                                       16            10

Minority interest                                          1,015           568

Stockholders' equity
  Common stock, $.001 par value per share, 40,000,000
    shares authorized, 6,759,417 and 6,738,603 shares
    issued and outstanding at June 30, 1997 and
    September 30, 1996, respectively                           7             7
  Additional paid-in capital                              39,979        39,709
  Deferred compensation                                     (144)         (185)
  Accumulated deficit                                     (2,901)       (3,304)
                                                        --------      --------
    Total stockholders' equity                            36,941        36,227
                                                        --------      --------
                                                        $ 39,790      $ 38,945
                                                        ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                               INTERCARDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)

                                    Three Months Ended      Nine Months Ended
                                         June 30,                June 30,
                                   --------------------   ----------------------
                                     1997        1996        1997        1996
                                   --------   ---------   ---------   ----------
Revenue:
  Contract revenue                 $   523     $     5     $ 3,820     $ 5,009
  Investment income                    548         503       1,580         826
                                   --------   ---------   ---------   ----------
    Total revenue                    1,071         508       5,400       5,835
                                   --------   ---------   ---------   ----------


Costs and expenses:
  Research and development           1,185         865       2,953       1,770
  General and administrative           518         494       1,597       1,365
                                   --------   ---------   ---------   ----------
    Total costs and expenses         1,703       1,359       4,550       3,135
                                   --------   ---------   ---------   ----------

Income (loss) from operations         (632)       (851)        850       2,700
Minority interest                      (17)        (74)        447         632
                                   --------   ---------   ---------   ----------
Net income (loss)                  $  (615)   $   (777)   $    403    $  2,068
                                   ========   =========   =========   ==========
Net income (loss) per common share $ (0.09)   $  (0.12)   $   0.06    $   0.36
                                   ========   =========   =========   ==========
Weighted average common shares
  outstanding                        6,758       6,727       7,002       5,812
                                   ========   =========   =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               INTERCARDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                               Nine Months Ended
                                                                    June 30,
                                                               -----------------
                                                                 1997     1996
Cash flows from operating activities:
  Net income                                                  $    403  $ 2,068
  Adjustments to reconcile net income to net cash from
    operating activities:
      Depreciation and amortization                                112       49
      Amortization of deferred compensation                         41        -
      Minority interest in net income of consolidated subsidiary   447      632
      Change in assets and liabilities:
        Accounts receivable                                        (51)  (1,621)
        Other current assets                                       (54)    (120)
        Accounts payable                                            24     (106)
        Accrued expenses                                          (320)   1,327
                                                               --------  -------
Net cash provided by operating activities                          602    2,229
                                                               --------  -------

Cash flows from investing activities:
  Proceeds from maturities and sales of marketable securities    9,247    2,000
  Purchases of marketable securities                           (13,010) (19,914)
  Purchases of property and equipment                             (110)    (145)
                                                               --------  -------
Net cash used in investing activities                           (3,873)  18,059
                                                               --------  -------

Cash flows from financing activities:
  Net proceeds from issuance of stock                              270   34,992
  Payments to Interneuron, net                                       -     (159)
  Principal payments on capital lease obligations                  (26)     (23)
  Proceeds from long-term notes payable                              6        -
                                                               --------  -------
Net cash provided by financing activities                          250   34,810
                                                               --------  -------

Net increase (decrease) in cash and cash equivalents            (3,021)  18,980
Cash and cash equivalents at beginning of period                21,441    1,122
                                                               --------  -------
Cash and cash equivalents at end of period                    $ 18,420 $ 20,102
                                                               ========  =======

The accompanying notes are an integral part of these consolidated financial statements.

                                INTERCARDIA, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.       Basis of Presentation

         Intercardia, Inc. was incorporated in Delaware on March 15, 1994, and is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). The "Company" refers to Intercardia, Inc. ("Intercardia") and its majority-owned subsidiaries, CPEC, Inc., a Nevada corporation ("CPEC"), and Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"). As of June 30, 1997, Intercardia owned 80.1% of CPEC and 65.8% of Aeolus.

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

         The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. Management has not determined the effect of adopting SFAS No. 128.

         The Company will adopt SFAS No. 130, "Reporting Comprehensive Income", for the fiscal year ending September 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management has not determined the effect of adopting SFAS No. 130.

         The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", for the fiscal year ending September 30, 1999. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management has not determined the effect of adopting SFAS No. 131.

B.       Income Taxes

         No income tax provision has been provided for the net income realized during the nine months ended June 30, 1997 and 1996 as the Company utilized projected expenses for the remainder of the fiscal years and net operating loss carryforwards to offset the normal income tax expense.

C.       Agreement

         In December 1996, the Company executed an agreement (the "Knoll Collaboration") with BASF Pharma/Knoll AG ("Knoll") to provide for the development, manufacture and marketing of bucindolol for all countries with the exception of the United States and Japan (the "Territory"). The Knoll Collaboration includes both the twice-daily bucindolol formulation and the once-daily bucindolol formulation currently under development. Under the terms of the collaboration, Knoll paid CPEC $2,143,000 in December 1996 and $1,000,000 in January 1997. Knoll must also pay to CPEC $10,000,000 upon bucindolol regulatory approval in a major European Community ("EC") member state and $10,000,000 upon first attainment of $200,000,000 of net sales in the Territory during any consecutive 12-month period. Upon product launch, Knoll will pay royalties to CPEC for the use of the license and trademarks of bucindolol in the Territory. The royalty will be equal to 40% of net profits, as defined in the Knoll Collaboration. The Company would be responsible for, and pay to Knoll, 40% of any net loss, as defined.

         Knoll and the Company will share the development and marketing costs of bucindolol in the Territory. In general, Knoll will pay approximately 60% of certain development and marketing costs incurred prior to product launch and the Company will pay approximately 40% of such costs, subject to certain maximum dollar limitations. Knoll will also bear approximately 60% of once-daily development costs that relate solely to the Territory and approximately one-third of once-daily development costs that have a worldwide benefit. The Company is responsible for the remainder of once-daily development costs.

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

         Intercardia was incorporated in March 1994 and had no operations until September 1994, when Intercardia acquired 80.0% of CPEC. Intercardia acquired an additional 0.1% of CPEC in September 1996. In January 1996, Interneuron acquired directly from the former CPEC minority stockholders the remaining outstanding capital stock of CPEC not owned by Intercardia. CPEC has a worldwide license for the development, distribution and sale of bucindolol for the treatment of congestive heart failure and left ventricular dysfunction. The Company is currently conducting Phase III clinical trials on bucindolol for the treatment of congestive heart failure.

         Intercardia purchased a majority interest in Aeolus in July 1995 and owned 65.8% of the outstanding capital stock of Aeolus at June 30, 1997. Aeolus is conducting early stage development on catalytic antioxidant small molecules as therapeutics for a variety of conditions, including neonatal respiratory distress syndrome and resulting broncho-pulmonary dysplasia, stroke and asthma.

Results of Operations

         The Company incurred net losses of $615,000 and $777,000 for the three months ended June 30, 1997 and 1996, respectively, and recognized net income of $403,000 and $2,068,000 for the nine months ended June 30, 1997 and 1996, respectively. The realization of net income for each of the nine-month periods was the result of the receipt of initial payments associated with the signing of two major collaborative agreements, one in each of these fiscal years. During the nine months ended June 30, 1997, the Company signed the Knoll Collaboration and Knoll made initial payments of $3,143,000, which were recognized as contract revenue. During the nine months ended June 30, 1996, the Company signed a collaborative agreement with Astra Merck Inc. ("Astra Merck") for the development, commercialization and marketing of a twice-daily formulation of bucindolol in the United States for the treatment of congestive heart failure ("Astra Merck Collaboration") and Astra Merck made an initial payment of $5,000,000, which was also recognized as contract revenue. The initial payments and contract revenue associated with the signing of these collaborative agreements are one-time, non recurring events. Because the Company is still in the process of developing its first potential product, it should not be assumed that the Company will be profitable on an on-going basis over the next few years.

         Revenues were $1,071,000 and $5,400,000 for the three months and nine months ended June 30, 1997, respectively, versus $508,000 and $5,835,000 for the three months and nine months ended June 30, 1996, respectively. In addition to the initial contract revenue payments discussed above, the Company recognized $523,000 and $677,000 during the three months and nine months ended June 30, 1997, respectively, of other contract revenue resulting primarily from the Knoll Collaboration and the Astra Merck Collaboration. The Company earned investment income of $548,000 and $1,580,000 during the three months and nine months ended June 30, 1997, respectively, versus $503,000 and $826,000 during the three months and nine months ended June 30, 1996, respectively. Investment income was higher for the nine months ended June 30, 1997 than the nine months ended June 30, 1996 primarily due to the receipt of approximately $35,000,000 of net proceeds from the Company's initial public offering completed in February 1996.

         Research and development ("R&D") expenses increased $320,000 (37%) to $1,185,000 for the three months ended June 30, 1997 from $865,000 for the three months ended June 30, 1996. R&D expenses increased $1,183,000 (67%) to $2,953,000 for the nine months ended June 30, 1997 from $1,770,000 for the nine months ended June 30, 1996. These expense increases for the quarter and nine months were primarily due to increases in R&D staff and other bucindolol development activities.

         The Astra Merck Collaboration requires Astra Merck to pay for certain expenses related to the development of bucindolol in the United States. During the nine months ended June 30, 1997, Astra Merck assumed liabilities of $4,081,000 on the Company's behalf. Since the inception of the Astra Merck Collaboration, Astra Merck has assumed liabilities totaling $8,382,000 on the Company's behalf. These amounts did not flow through the Company's Statements of Operations, as they were offset against related expenses. As of June 30, 1997, the Company's Balance Sheet included accounts receivables from Astra Merck of $1,124,000 and accrued expenses of $1,051,000 related to obligations assumed by Astra Merck.

         General and administrative ("G&A") expenses increased $24,000 (5%) to $518,000 for the three months ended June 30, 1997 from $494,000 for the three months ended June 30, 1996. G&A expenses increased $232,000 (17%) to $1,597,000 for the nine months ended June 30, 1997 from $1,365,000 for the nine months ended June 30, 1996. These increases primarily resulted from increases in the administrative staff and additional costs associated with being a public company.

         The minority interest amounts in the Consolidated Balance Sheets and the Consolidated Statements of Operations reflect the minority interest in net income earned by CPEC.

Liquidity and Capital Resources

         As of June 30, 1997, the Company had cash, cash equivalents and marketable securities of $37,839,000, which was $742,000 greater than the balance at September 30, 1996 primarily due to the $850,000 of income from operations before minority interest for the nine months ended June 30, 1997.

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

         Pursuant to the Knoll Collaboration, the Company is responsible for approximately 40% of the development and marketing costs of bucindolol for the Territory, which includes all countries other than the United States and Japan, subject to certain maximum dollar limitations. The Company's portion of development and clinical trial costs of the twice-daily formulation for the Territory is estimated to be up to $10,000,000 and the Company's portion of marketing costs prior to product launch is estimated to be up to $4,000,000. Upon product launch the Company will be responsible for 40% of net loss in the Territory, if any, as defined. The Company is also responsible for approximately 40% of the once-daily development costs incurred for the Territory and approximately 67% of the once-daily development costs that have a worldwide benefit.

         The Company will incur additional charges to operations relating to the acquisition of CPEC in the event that certain milestones are achieved in the development and commercialization of bucindolol. The first milestone payment will be due if and when an NDA for bucindolol has been accepted for filing by the FDA, and the second milestone payment will be due if and when the Company receives an Approval Letter from the FDA with respect to bucindolol. Achievement of each of these milestones would require additional payments, each for a maximum of 75,000 shares of Interneuron common stock, subject to adjustment based on the price of Interneuron common stock at the time of issuance. In exchange for Interneuron providing such shares, the Company will pay Interneuron the value of such shares, in either cash or Intercardia Common Stock, at Intercardia's option. Each additional payment would have a minimum and maximum charge to the Company of $750,000 and $1,875,000, respectively.

         The Company expects to incur substantial additional costs and losses over the next few years. The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the development and clinical trials of bucindolol; the timing and cost of obtaining regulatory approvals; the effect of competitive drugs on the BEST Study and on commercialization of bucindolol; and the ability of the Company to establish additional collaborative arrangements with other companies to provide research or development funding to the Company and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products. The Company is aware of products in research or development by its competitors that address the diseases being targeted by the Company. In particular, Coreg(TM) (carvedilol), a non-selective beta-blocker with moderate vasodilating properties, is owned by Boehringer Mannheim and licensed in the United States and certain other countries to SmithKline Beecham ("SKB"). In May 1997, the FDA approved the use of carvedilol as a treatment for congestive heart failure in the United States and SKB is currently marketing carvedilol in the United States and a number of other countries. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no material commitment or agreement with respect to any such acquisitions.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits
         11.1     Statement re computation of net income (loss) per share
         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)      No reports on Form 8-K were filed during the period.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INTERCARDIA, INC.



Date:    August 13, 1997    By: /s/ Richard W. Reichow
                                    --------------------------------------------
                                    Richard W. Reichow,
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)