Form 10-K
period 1997-09-30
INTERCARDIA INC
filed 1997-12-19
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                                   (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the fiscal year ended September 30, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________to______________ Commission File Number 0-27410

                                INTERCARDIA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     56-1924222
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           P.O.  Box 14287
         3200 East Highway 54
    Cape Fear Building, Suite 300
Research Triangle Park, North Carolina                       27709
--------------------------------------                    ----------
Address of principal executive offices)                   (Zip Code)


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on December 15, 1997, on the Nasdaq National Market was approximately $48,953,000 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of December 15, 1997, the registrant had outstanding 6,770,062 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

         Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, risks relating to uncertainties relating to clinical trials, dependence on collaborative partners, the early stage of products under development, dependence on one product, governmental regulations, regulatory filings and competition.

                                     PART I

Item 1.  Business.

         Intercardia, Inc. ("Intercardia") was incorporated in Delaware in March 1994. The "Company" refers collectively to Intercardia, Inc. and its majority-owned subsidiaries, CPEC, Inc., a Nevada corporation ("CPEC"), Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance"). As of September 30, 1997, Intercardia owned 80.1% of the outstanding stock of CPEC, 65.8% of the outstanding stock of Aeolus and 79.6% of the outstanding stock of Renaissance. Intercardia is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). As of September 30, 1997, Interneuron owned 61.3% of the outstanding capital stock of Intercardia and the 19.9% of outstanding capital stock of CPEC not owned by Intercardia.

         The Company's business is to discover, develop and add value to therapeutic products and to enter into collaborations or licensing agreements with corporate partners for commercialization, manufacturing and marketing. The Company's most advanced product is BEXTRA(TM) (bucindolol), a drug currently in Phase III clinical trials for congestive heart failure ("CHF" or "heart failure"). The Company's other programs, which are in the early stages of development, focus on catalytic antioxidant small molecules as therapeutics for a variety of conditions (including neonatal respiratory distress syndrome and resulting broncho-pulmonary dysplasia, cardiomyopathy and stroke), and on hepatic stem cell research for treatment of liver disease.

         CPEC has exclusive rights to bucindolol, a non-selective beta-blocker with mild vasodilating properties, currently in clinical trials for the treatment of CHF. Beta-blockers have been used to treat a variety of conditions, including hypertension and angina. The Company believes that the use of non-selective vasodilating beta-blockers represents a promising approach to the treatment of CHF. Several placebo-controlled Phase II studies of bucindolol have consistently shown improvement in myocardial function of patients with CHF who were already receiving current optimal therapy. Bucindolol was chosen as the only drug for evaluation in the Beta-blocker Evaluation of Survival Trial (the "BEST Study"), a government-sponsored Phase III clinical trial that commenced in June 1995. Bucindolol was chosen, according to the BEST Study protocol, because bucindolol is a non-selective beta-blocker that has been well tolerated in CHF patients and because there was extensive published clinical experience with it in CHF patients.

The BEST Study is being conducted by the National Heart, Lung and Blood Institute, a division of the National Institutes of Health (the "NIH"), and by the Department of Veterans Affairs (the "VA") and which is designed to enroll up to 2,800 patients. As of December 12, 1997, the BEST Study had enrolled approximately 2,082 patients.

         In December 1995, the Company executed a Development and Marketing Collaboration and License Agreement with Astra Merck Inc. ("Astra Merck") to provide for the development, commercialization and marketing of a twice-daily formulation of bucindolol for the treatment of CHF in the United States (the "Astra Merck Collaboration"). The Astra Merck Collaboration requires Astra Merck to make certain payments to the Company (including a $5,000,000 payment which was made upon execution of the Astra Merck Collaboration). Astra Merck will pay certain bucindolol development costs, and the Company will make certain payments to Astra Merck, including a $10,000,000 payment in December 1997 (for which the Company made an accrual as of September 30, 1997) and up to $11,000,000 to reimburse Astra Merck for certain initial marketing costs of the product. Astra Merck will pay all other commercialization costs in the United States and will pay royalties to CPEC on net sales of the product in the United States. The Company has retained U.S. rights to a once-daily formulation of bucindolol.

         In December 1996, the Company executed an agreement (the "Knoll Collaboration") with BASF Pharma/Knoll AG ("Knoll") to provide for the development, manufacture and marketing of bucindolol for all countries with the exception of the United States and Japan (the "Territory"). The Knoll Collaboration requires Knoll to make certain payments to CPEC, including $2,000,000 which was paid upon execution of the Knoll Collaboration and $1,000,000 paid in January 1997. Knoll and the Company will share the development and marketing costs of any formulation of bucindolol in the Territory and Knoll will pay royalties to CPEC based on net profits, as defined in the Knoll Collaboration, of bucindolol in the Territory.

         On November 5, 1997, Intercardia executed a letter of intent ("Letter of Intent") to purchase all of the outstanding stock of Transcell Technologies, Inc. ("Transcell") and certain related technology owned by Interneuron in exchange for Intercardia Common Stock with an aggregate market value as of November 5, 1997 of approximately $15,000,000. In addition, Intercardia will issue Intercardia stock options to Transcell employees and consultants with a market value as of November 5, 1997 of approximately $3,000,000 to $4,000,000. Transcell is a majority-owned subsidiary of Interneuron and is conducting research and development utilizing carbohydrate-based combinatorial chemistry. Under the terms of the Letter of Intent, owners of Transcell stock will receive Intercardia Common Stock in three installments. The first installment, representing approximately $6,000,000 as of November 5, 1997, will be made upon closing the transaction, which is estimated to occur in the first calendar quarter of 1998 (the "Closing"). The number of Intercardia shares to be received by Transcell stockholders at the Closing will be determined by Intercardia's stock price during the week prior to Closing. The minimum Intercardia stock price to be used for determining the number of shares to be issued for the initial installment will be $19.00 per share and the maximum will be $25.00 per share. The second and third installments will each consist of approximately $3,000,000 of Intercardia Common Stock, as valued at each date, and will be issued 15 and 21 months after Closing. In exchange for certain license and technology rights owned by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Intercardia will issue to Interneuron $3,000,000 of Intercardia Common Stock (subject to the price range described above) at Closing and will pay Interneuron a royalty on certain products that may result from a research collaboration originally entered into among Transcell, Interneuron and Merck & Co., Inc. ("Merck"). The acquisition is subject to final due diligence and approval by Transcell and Intercardia stockholders.

         Transcell is engaged in developing new pharmaceutical products using core technologies in the field of carbohydrate chemistry. Transcell's primary core technology is directed toward drug discovery based on the chemical synthesis of complex carbohydrate compounds known as oligosaccharides and glycoconjugates. Transcell also has technology relating to the development of new carrier compounds for transport and/or targeted delivery of a wide variety of drugs, including gene-based therapeutics, directly into cells. Transcell has exclusive, worldwide licenses to its core technologies from Princeton University.

Business Strategy

         The Company's strategy is to be a leader in the discovery, development and commercialization of therapeutics for the treatment of cardiovascular, pulmonary, infectious and other diseases. Key elements of this strategy include:

         Focus Resources on Current Products. A significant majority of the Company's efforts and expenditures over the next several years will be devoted to bucindolol, including completing the BEST Study and, if its results are favorable, compiling a New Drug Application ("NDA") for filing with the U.S. Food and Drug Administration ("FDA"), followed by appropriate submissions to European regulatory authorities. The Company also is developing a once-daily formulation of bucindolol. In addition, the Company is advancing its catalytic antioxidant small molecule program through research and into the preclinical stage of development. The Company is also sponsoring research in the area of hepatic stem cells.

         Broaden Product Portfolio. The Company intends to continue to acquire rights to products, such as bucindolol, and technologies, such as its catalytic antioxidant small molecule technology, for which testing has demonstrated therapeutic potential. The Company believes that acquisition or in-licensing of such products and technologies will enable it to accelerate commercialization of products. In November 1997, the Company announced the execution of a letter of intent to acquire Transcell and related technology.

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

Congestive Heart Failure

         CHF is a syndrome of progressive degeneration of cardiac function and is generally defined as the inability of the heart to pump sufficient volume of blood for proper functioning of vital organs. Symptoms are reflected in decreasing activity capacity and include fatigue, shortness of breath and fluid retention. The Company believes that more than 4.0 million people in the United States and 4.5 million people in Europe suffer from CHF, with the incidence increasing annually. In the United States, patients with moderate or severe symptoms (New York Hospital Association ("NYHA") Class III or IV) constitute approximately 30% of these patients, and patients with mild symptoms (Class II) constitute approximately 35% of these patients. In the United States, heart failure has become the most common hospital discharge diagnosis for people over the age of 65.

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

Current Treatments for Congestive Heart Failure

         Current treatment goals for CHF are to improve cardiac function, relieve symptoms and, if possible, improve survival. Three pharmacologic treatments are routinely considered to achieve these treatment goals and are often used concurrently. Digitalis preparations strengthen heart contractility. Diuretics remove excess fluid. ACE inhibitors prevent vasoconstriction and fluid retention by blocking activation of the renin-angiotensin system. Of these treatments, only ACE inhibitors have been shown to improve mortality. Blocking activation of the adrenergic system has been proposed as a treatment for CHF, but until recently no therapeutic with this mechanism of action had been approved for a CHF indication. In May 1997, carvedilol, a vasodilating beta-adrenergic receptor blocker, was approved by the FDA for treatment of mild to moderate CHF patients. See "-- Competition".

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

         Drugs which block the effects of adrenergic stimulation (beta-blockers or beta adrenergic receptor antagonists) have been available for almost 30 years and have been used to treat hypertension or angina in millions of patients. For years, physicians were taught that beta-blockers were best avoided in patients with CHF because it was believed that the failing heart required the stimulation of the adrenergic system. A non-selective beta-blocker (which blocks both beta-1 and beta-2 receptors) with vasoconstricting properties was administered to patients with CHF in the early 1980's. While adrenergic stimulation of the heart was reduced, the intense vasoconstriction caused by the drug resulted in rapid worsening of heart failure, and development was discontinued. Drugs acting only on the beta-1 receptor were studied as a treatment of CHF, with better results. After two months of treatment, there were improvements in cardiac function and, often, improved exercise tolerance. However, there was concern that a drug acting only on the beta-1 receptor would leave the beta-2 receptor free to stimulate heart rate and contractility and could, therefore, reduce the desired benefit of this treatment on mortality. Moderate-sized clinical studies with beta-1 selective agents did not show a statistically significant overall reduction in mortality.

  Non-Selective Beta-Blockers with Vasodilating Properties

         More recently, two non-selective beta-blockers with vasodilating properties, bucindolol, a non-selective beta-blocker with mild vasodilating properties, and cavedilol, a non-selective beta-blocker with moderate vasodilating properties, have been studied as treatments for CHF with promising results. These drugs block both beta-1 and beta-2 receptors but do not have the vasoconstrictive effect of previously studied non-selective beta-blockers. Both drugs consistently produced improved cardiac function in Phase II studies and both were well tolerated. The Company believes that the mild vasodilation of bucindolol may be better tolerated than the moderate vasodilation of carvedilol because mild vasodilation is less likely to cause sudden drops in blood pressure.

Carvedilol

         Since 1991, carvedilol has been approved as a treatment for hypertension in several European countries, and in September 1995 it was approved by the FDA for marketing in the United States for hypertension. In November 1995, SmithKline Beecham ("SKB") submitted data to the FDA to supplement its hypertension NDA for carvedilol to cover a twice-daily formulation of carvedilol for the treatment of CHF. In May 1996, the FDA Cardiovascular and Renal Drug Advisory Committee met and discussed the use of carvedilol for treatment of heart failure, but recommended against approval of carvedilol as a treatment for CHF because of concern regarding the design of the clinical trials and the lack of prospectively defined mortality endpoints. At a subsequent FDA Advisory Committee meeting in February 1997, the Advisory Committee voted to recommend approval of carvedilol for the treatment of CHF and the product was approved by the FDA in May 1997. The Company is aware that carvedilol is approved for the treatment of CHF in at least 15 countries, including the United States, Canada, Mexico and a number of major European countries. See " -- Competition".

Bucindolol

         Phase II clinical studies of bucindolol, a non-selective beta-blocker with mild vasodilating properties, have consistently demonstrated improved cardiac function in patients with CHF. Bucindolol was chosen by the VA and the NIH for the BEST Study, which commenced in June 1995. According to the BEST Study protocol, bucindolol was chosen as the only beta-blocker being studied in the trial because it is a non-selective beta-blocker, it has been well tolerated in CHF patients and there was extensive published clinical experience with it in CHF patients.

Bucindolol

         Bucindolol was initially developed by Bristol-Myers Squibb Company ("Bristol-Myers") as a treatment for hypertension. In the 1980's over 1,200 hypertension patients and healthy subjects received bucindolol in over 50 clinical studies. While bucindolol was well tolerated, it was clear that the compound would require at least twice-daily dosing for hypertension, which would make it difficult to compete with once-daily beta-blockers equally effective against hypertension. As a result, development for hypertension was not completed. CPEC obtained an exclusive license to bucindolol for treatment of CHF from Bristol-Myers in 1991. See " -- License Agreements -- Bucindolol License".

  Phase II Studies in CHF

         In addition to hypertension studies, beginning in the late 1980's Bristol-Myers sponsored five Phase II studies for bucindolol in over 200 patients with CHF. The first three studies provided data demonstrating that two-to three-month treatment with bucindolol resulted in improved cardiac function, including beneficial effects on left ventricular ejection fraction, cardiac output and pulmonary capillary wedge pressure (three common measures of cardiac function). Invasive studies suggested that the improvements in left ventricular function resulted from improved heart contractility. A chronic study showed that improvement in cardiac function, as measured by left ventricular ejection fraction, continued during an average follow-up of patients for 16 months. In addition, a 139-patient dose response study at 12 U.S. and Canadian centers showed that bucindolol produced a dose-related improvement in, and prevented deterioration of, left ventricular function. Bucindolol was well tolerated in all these Phase II studies. Ninety-eight percent of patients tolerated initial challenge doses.

The BEST Study

         Bucindolol is the only beta-blocker being studied in the BEST Study, which is testing whether the addition of beta-blockade to optimal current CHF therapy will reduce mortality in patients with moderate to severe CHF. The BEST Study is also assessing the effect of treatment on quality of life, hospitalizations, overall treatment costs, left ventricular ejection fraction and incidence of myocardial infarction. The BEST Study is sponsored by the NIH and the VA, who have agreed to provide up to $15,750,000 to fund the study. The Company is obligated to provide up to $2,000,000 of study costs ($1,750,000 of which had been paid as of September 30, 1997), as well as drug supplies and monitoring costs for the study, which are estimated to total an additional $2,500,000.

         Adults with ejection fractions of 0.35 or less and moderate to severe symptoms (NYHA Classes III and IV) are participating in the BEST Study. In addition to current optimal therapy, patients are being randomized to receive either bucindolol or a placebo in a double-blind design that will be stratified based upon cause of heart failure, gender, ejection fraction, race and treatment hospital. Approximately 90 clinical centers in the United States and Canada have been selected for study participation. The BEST Study commenced in June 1995 and is designed to enroll up to 2,800 patients, at least 33% of whom are recommended to be female, for up to three years. All patients are expected to receive a follow-up of 18 months or more. An independent Data and Safety Monitoring Board is periodically monitoring the progress, data, outcomes, toxicity, safety and other confidential data. The BEST Study is designed so that in the event that significant mortality improvement is evident to the Data and Safety Monitoring Board at any time during the course of the study, the study could be stopped early. As of December 12, 1997, approximately 2,082 patients had been randomized.

         The rate of completion of the BEST Study or any other Company clinical trial is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, and the alternative therapies and drug regimens (including other beta-blockers) available. In particular, the Company believes current patient enrollment in the BEST Study may have been and could continue to be adversely affected from the May 1997 FDA approval of carvedilol as a treatment for CHF. See " -- Competition". Delays in planned patient enrollment, including delays in enrolling a sufficient number of female patients in the BEST Study, may result in increased study costs and delays, which could have a material adverse effect on the Company. In addition, the Company does not control the BEST Study, which is being conducted by the NIH and the VA.

         The Company currently intends to file an NDA for bucindolol with the FDA within one year after completion of the BEST Study, if its results are favorable. This submission will be followed by equivalent submissions to appropriate regulatory authorities in Europe. There can be no assurance that the Company will meet this schedule, or that bucindolol or any of the Company's other products in development will receive marketing approval in any country on a timely basis, or at all. In addition to the BEST Study, the Company has initiated several pharmacokinetic and drug interaction clinical trials with bucindolol. If the Company were unable to complete clinical trials or demonstrate the safety and efficacy of bucindolol, the Company would be materially and adversely affected.

  Bucindolol Collaborations

         In December 1995, the Company executed the Astra Merck Collaboration with Astra Merck to provide for the development, commercialization and marketing of a twice-daily formulation of bucindolol for the treatment of CHF in the United States. The Astra Merck Collaboration requires Astra Merck to make certain payments to the Company (including a $5,000,000 payment which was made upon execution of the Astra Merck Collaboration). Astra Merck will pay certain bucindolol development costs, and the Company will make certain payments to Astra Merck, including a $10,000,000 payment in December 1997 (for which the Company made an accrual as of September 30, 1997) and up to $11,000,000 to reimburse Astra Merck for certain initial marketing costs of the product. Astra Merck will pay all other commercialization costs in the United States and will pay royalties to the Company on net sales of the formulation in the United States. The Company has retained U.S. rights to develop a once-daily formulation of bucindolol. See " -- Collaborative Arrangements -- Astra Merck Collaboration".

         The Company is attempting to enhance its competitive position with respect to bucindolol by developing a patent protected once-daily formulation of bucindolol. In April 1996, the Company entered into an Agreement for Feasibility Study ("Feasibility Study Agreement") and a License Agreement ("Jago License") with Jago Pharma AG and its affiliates ("Jago"). The Company and Jago are conducting studies designed to determine the feasibility of developing a once-daily formulation of bucindolol. See " -- Collaborative Arrangements -- Additional Bucindolol Collaborations -- Once-Daily Formulation".

         In December 1996, the Company executed the Knoll Collaboration with Knoll to provide for the development, manufacture and marketing of bucindolol for all countries with the exception of the United States and Japan. The Knoll Collaboration requires Knoll to make certain payments to CPEC, which have included a $2,000,000 payment upon execution of the Knoll Collaboration and a $1,000,000 payment made in January 1997. Knoll and the Company will share the development and marketing costs of bucindolol for the Territory and Knoll will pay royalties to CPEC based on net profits, as defined in the Knoll Collaboration, of bucindolol in the Territory. See " -- Collaborative Arrangements -- Knoll Collaboration".

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

         Aeolus' compounds are small enough to enter cells and are inexpensive to manufacture. In addition, they have multiple potent catalytic antioxidant activities and a core chemical structure that allows development of multiple unique molecular compounds with the potential for tissue or therapeutic specificity and safety (i.e., lack of toxicity). Aeolus' early lead compounds have been effective in bacterial and mammalian cellular models of activity of catalase and superoxide dismutase (naturally occurring antioxidant enzymes), in protecting neuronal cells in an animal model of damage associated with strokes and in reducing lung damage in animal models of acute lung injury. Aeolus is currently testing a series of compounds in preclinical models of oxygen toxicity, stroke and cardiac reperfusion injury.

Hepatic Stem Cell Research

         On September 4, 1997, Intercardia acquired 79.6% of the outstanding capital stock of Renaissance for $500,000. Renaissance is an early stage company conducting research in the area of hepatic stem cells. Renaissance has entered into a Sponsored Research Agreement ("UNC Agreement") with the University of North Carolina at Chapel Hill ("UNC") which grants Renaissance an option for an exclusive worldwide license to products developed under the UNC Agreement. The research is being conducted at the laboratories of Professor Lola M. Reid of the UNC School of Medicine. Renaissance has agreed to reimburse UNC for costs incurred by UNC in connection with the UNC Agreement in an amount not to exceed $450,000 per year for a minimum of two years.

         The liver, one of the largest and most complex organs in the body, serves many critical metabolic functions. More than most other organs, the liver has the ability to regenerate itself. Despite this protection, the liver can fail as a result of disease or damage leading to morbidity and mortality. Liver failure is a serious health problem with an estimated 350,000 hospitalizations due to chronic and acute liver failures combined in the United States annually involving 250,000 patients and 50,000 deaths.

         The research being conducted for Renaissance by Dr. Reid seeks to identify and isolate the stem cells from which other human liver cells are derived. The ability to isolate and expand early human liver cells would advance the development of a bioartificial liver which could be used in the treatment of acute liver failure. Hospital surveys have shown 85% mortality rates for patients with acute liver failure not receiving a liver transplant. Many physicians believe a bioartificial liver could bridge acute liver failure patients until a suitable donor liver is available or until the regenerative power of the liver allows liver function to be restored.

         Disappointments in gene therapy clinical protocols have resulted from an inability to obtain sustained expression of the target gene once introduced into the body. Stem cells, because of their significantly greater expansion potential, represent an ideal cell population for continued gene expression. Indeed, several of the successes reported on human cell or gene therapy are derived from studies and protocols using hemopoietic progenitor cells derived from bone marrow. Renaissance's cell and gene therapy strategy will be to research the utilization of liver stem cells as a vehicle for the delivery of normal genes ordinarily expressed by the liver to patients whose liver cells are not properly expressing the subject gene.

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

  Astra Merck Collaboration

         In December 1995, the Company entered into the Astra Merck Collaboration with Astra Merck to provide for the development, commercialization and marketing of a twice-daily formulation of bucindolol for the treatment of CHF in the United States. Under the terms of the collaboration, Astra Merck made an initial $5,000,000 collaborative development payment to CPEC, which was recognized by the Company as contract and license fee revenue upon its receipt in December 1995. In addition, Astra Merck agreed to fund up to $15,000,000 of the U.S. development costs for the twice-daily bucindolol product, including any future payments due under the BEST Study. As a part of its funding obligations under the Astra Merck Collaboration, Astra Merck shall reimburse the Company for expenses and expenditures incurred in connection with the development and commercialization of the twice-daily formulation of bucindolol in the United States.

         Astra Merck must also pay CPEC $5,000,000 within 10 days of the grant by the FDA of marketing approval for a twice-daily formulation of bucindolol, unless such an approval has previously been granted for another beta-blocker based upon a reduction in heart failure mortality claims. In addition, Astra Merck must pay CPEC $10,000,000 upon the first achievement of net sales of the twice-daily formulation of bucindolol in excess of $205 million in any 12-month period (indexed for inflation). Finally, Astra Merck must pay the royalties due to Bristol-Myers under its license of bucindolol to CPEC (see " -- License Agreements -- Bucindolol License"), and must pay CPEC royalties of 15% on the first $113 million of annual net sales (indexed for inflation), and 30% of annual net sales in excess of such indexed amount, of the twice-daily formulation in the United States. Because a significant portion of the Company's development, commercialization and marketing activities relating to the twice-daily formulation of bucindolol in the United States will be funded by Astra Merck under the Astra Merck Collaboration, the Company is substantially dependent upon Astra Merck for the success of this formulation of bucindolol.

         Under the terms of the Astra Merck Collaboration, the Company must pay Astra Merck $10,000,000 in December 1997, or the royalties payable by Astra Merck to CPEC will be reduced to 7% of net sales of the twice-daily formulation in the United States. The Astra Merck Collaboration also provides that the Company must reimburse Astra Merck for one-third of launch costs (as defined in the Astra Merck Collaboration) beginning when the Company files an NDA for the twice-daily formulation and continuing through the first 12 months subsequent to the first commercial sale of the formulation, up to a total launch cost reimbursement of $11,000,000, or the royalties payable by Astra Merck to CPEC will be reduced to 7% of net sales of the twice-daily formulation in the United States. The Company currently intends to make the $10,000,000 payment in December 1997, and has accrued it as a liability at September 30, 1997. However, in the event that the Company does not make either of these payments and, as a result, the royalties payable by Astra Merck to the Company are significantly reduced, the Company's results of operations would be materially adversely affected.

         During the fiscal years ended September 30, 1997 and 1996, the Company recognized contract and license fee revenue of approximately $553,000 and $5,000,000, respectively, from payments made by Astra Merck to the Company. During the fiscal years ended September 30, 1997 and 1996, Astra Merck assumed additional liabilities of approximately $5,505,000 and $4,301,000 on the Company's behalf, respectively. These additional amounts did not flow through the Company's Statement of Operations, as they were offset against related expenses. As of September 30, 1997, the Company's Balance Sheet included approximately $903,000 of accounts receivables due from Astra Merck and approximately $813,000 of accrued expenses related to obligations assumed by Astra Merck.

         A steering committee composed of four representatives each from Astra Merck and the Company ("Steering Committee") has been formed to manage the Astra Merck Collaboration. The Steering Committee is responsible for management of all aspects of the Astra Merck Collaboration, including, but not limited to, approval of budgets and timetables for development and commercialization, and selection of entities responsible for tasks required in connection with the development, manufacture, sales, marketing and other aspects of commercialization of the twice-daily formulation of bucindolol in the United States. The Company has retained certain co-promotion rights in the United States.

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

  Knoll Collaboration

         In December 1996, the Company entered into the Knoll Collaboration with Knoll to provide for the development, manufacture and marketing of bucindolol for the Territory, which includes all countries with the exception of the United States and Japan. The Knoll Collaboration includes both the twice-daily bucindolol formulation and the once-daily bucindolol formulation currently under development. Under the terms of the collaboration, Knoll is required to make certain payments to CPEC, including a $2,000,000 payment made upon execution of the Knoll Collaboration and a $1,000,000 payment made in January 1997. Knoll must also pay to CPEC $10,000,000 upon bucindolol regulatory approval in a major European Community member state and $10,000,000 upon the first attainment of $200,000,000 of net sales in the Territory during any consecutive 12-month period.

         Knoll and the Company share the development and marketing costs of bucindolol in the Territory. In general, Knoll pays approximately 60% of the development and marketing costs prior to product launch and the Company pays approximately 40% of such costs, subject to certain maximum dollar limitations. Knoll also pays approximately 60% of once-daily development costs which relate to development solely for the Territory and approximately 33% of once-daily development costs which have a worldwide benefit. The Company is responsible for the remainder of once-daily development costs.

         Upon product launch, Knoll shall pay royalties to CPEC for the use of the license and trademarks of bucindolol in the Territory. The royalty shall be equal to 40% of net profits, as defined in the Knoll Collaboration. The Company would be responsible for, and pay to Knoll, 40% of any net loss, as defined.

         An advisory committee ("Advisory Committee") composed of not more than four representatives each from Knoll and the Company discusses, reviews and advises the parties regarding the development and clinical trials of bucindolol in the Territory. The Knoll Collaboration continues in effect for 15 years after the first commercial sale with respect to each country in the Territory, subject to two additional five-year renewals at Knoll's option. Knoll has the right to terminate the Knoll Collaboration at any time prior to the termination of the BEST Study and within 60 days after the BEST Study's primary end-point results are reported in writing to Knoll. Because a significant portion of the Company's development, commercialization and marketing activities relating to bucindolol in the Territory will be funded by Knoll under the Knoll Collaboration, the Company is substantially dependent upon Knoll for the success of bucindolol in the Territory.

  Once-Daily Formulation

         In April 1996, the Company entered into the Feasibility Study Agreement and the Jago License with Jago. The studies covered by the Feasibility Study Agreement are designed to determine the feasibility of developing a once-daily formulation of bucindolol. The Feasibility Study Agreement expires the earlier of 60 days after receipt by the Company of the Preliminary Pharmacokinetic Study from Jago, or immediately upon a default or breach of confidentiality provisions or upon another breach or default not cured within 30 days of notice thereof, upon bankruptcy of a party or if the Company determines in its sole discretion not to proceed with the next phase of the study. The Jago License has a perpetual term, but contains similar breach and bankruptcy termination provisions as the Feasibility Study Agreement. The Company will make additional payments to Jago if certain milestones are achieved, and will pay royalties to Jago on net sales of the once-daily formulation, if developed under these agreements, until the expiration of the relevant patent on a country-by-country basis (or 15 years, if no patent is issued in that country).

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

         The Bucindolol License requires the Company to conduct all appropriate and necessary clinical trials and to take all actions that are reasonably necessary for the preparation and filing of an NDA and a comparable application in at least one Western European country. The Company is obligated to pay royalties on net product sales during the term of the Bucindolol License, and must pay all or a portion of patent prosecution, maintenance and defense costs. The Company may terminate the Bucindolol License on a country-by-country basis by written notice to Bristol-

Myers, and either party may terminate the Bucindolol License upon a breach by the other party which remains uncured for 60 days after receipt of written notice thereof. Unless so terminated, the Bucindolol License continues, with respect to each country, until the patent on bucindolol issued in that country expires or has been found invalid, or, if later, 15 years after first commercial sale of bucindolol (subject to two five-year renewals at the Company's option). The fact that the Company's license for bucindolol provides that the Company's royalty obligations may extend beyond the expiration date of the underlying patent may materially adversely affect the Company's competitive position in the event a generic version of bucindolol is introduced.

  Duke License

         In July 1995, Aeolus obtained an exclusive worldwide license (the "Duke License") from Duke University ("Duke") to develop, make, have made, use and sell products using certain technology and compounds developed by certain scientists at Duke. These scientists provide research support and advice to Aeolus in the field of free radical and antioxidant research. Further discoveries in the field of antioxidant research from these scientists' laboratories at Duke are also covered by the Duke License. The Duke License requires Aeolus to use its best efforts to pursue development of products using the licensed technology and compounds. Such efforts are to include the manufacture or production of products for testing, development and sale. Aeolus is also obligated to use its best efforts to have the licensed technology cleared for marketing in the United States by the FDA and in other countries in which Aeolus intends to sell products using the licensed technology. Aeolus will pay royalties to Duke on net product sales during the term of the Duke License and milestone payments upon the occurrence of certain events, including FDA approval of the first product using the licensed technology. In addition, Aeolus is obligated under the Duke License to pay all or a portion of patent prosecution, maintenance and defense costs. Aeolus may terminate the Duke License on a country-by-country basis upon 90 days' written notice to Duke, and either party may terminate the Duke License for material breach of the other party, which breach is not cured within 45 days after receipt of written notice thereof in the case of the first two breaches by a party and immediately thereafter upon written notice of a material breach by that party. Unless so terminated, the Duke License continues until the expiration of the last to expire issued patent on the licensed technology.

  National Jewish Agreement

         In September 1997, Aeolus executed a Sponsored Research Agreement (the "National Jewish Agreement") with National Jewish Medical and Research Center ("National Jewish"). The National Jewish Agreement grants Aeolus an option to negotiate a royalty-bearing exclusive license for certain technology, patents and inventions resulting from research by certain individuals at National Jewish within the field of antioxidant, nitrosylating and related areas. Aeolus has agreed to support National Jewish's costs incurred in performance of the research, which costs shall not exceed $400,000 during the first year of the agreement.

  UNC Agreement

         In September 1997, Renaissance executed the UNC Agreement, which covers research at UNC by certain scientists in the area of hepatic stem cells and grants Renaissance a first option to obtain an exclusive license to inventions resulting from that research. Renaissance has agreed to reimburse UNC for certain costs in connection with the research in an amount not to exceed $450,000 per year for each of the first two years of the UNC Agreement. The UNC Agreement remains in effect until terminated by mutual consent, or upon 12 months' notice by either party.

  License Agreements

         There can be no assurance that any of these license agreements will not be terminated and, if terminated, that the Company will be able to enter into similar license agreements on terms as favorable to the Company as those contained in its existing license agreements. Furthermore, the Company's strategy is to seek additional licenses in the future, and there can be no assurance that the Company will be able to enter into similar license agreements for additional products in the future on acceptable terms.

Research and Development

         The Company currently does not have its own laboratory facilities. The Company has funded and may from time to time fund research programs in collaboration with academic and other institutions, primarily those with which it has or will have established license agreements. Currently, the Company is supporting research with respect to catalytic antioxidant small molecules at Duke and National Jewish and research with respect to hepatic stem cells at UNC. The Company also depends upon academic, research and non-profit institutions, and some commercial service organizations, for chemical synthesis and analysis, product formulation, assays and preclinical and clinical testing of its products.

         For the fiscal years ended September 30, 1997, 1996 and 1995, the Company incurred expenses of approximately $14,264,000 (which includes the $10,000,000 payment due to Astra Merck in December 1997), $2,318,000 and $2,004,000, respectively, on research and development activities, in addition to the purchase of in-process research and development of approximately $411,000 in connection with the acquisition of Renaissance in September 1997 and approximately $350,000 in connection with the acquisition of an additional 0.1% of CPEC in September 1996.

Manufacturing and Marketing

         The Company's manufacturing strategy is to contract with third-party manufacturers, rather than incur the capital expense of establishing its own manufacturing facility and capability. Likewise, the Company's marketing strategy is to contract with third parties, rather than incur the expense and overhead of establishing its own sales and marketing force, while retaining co-promotion rights. The Company therefore will be dependent on third parties, including its collaborative partners, for the manufacturing and marketing of any products that it may develop.

There can be no assurance that such parties will be able to meet the Company's needs either with respect to timing, quantity or quality. If the Company is unable to obtain or retain third-party manufacturing or marketing on acceptable terms, it may be delayed in its ability to commercialize products. The Company's dependence upon third parties, including its collaborative partners, for the manufacturing and marketing of products may adversely affect the Company's profit margins and its ability to develop, deliver and sell products on a timely and competitive basis.

         The Steering Committee under the Astra Merck Collaboration will select third-party manufacturers for the twice-daily formulation of bucindolol. Under the terms of the Astra Merck Collaboration, Astra Merck will conduct all U.S. sales and marketing of the twice-daily formulation through its direct sales and marketing staff, unless the Company exercises its right to co-promotion.

         The Advisory Committee under the Knoll Collaboration shall advise Knoll and the Company as to the recommended manufacturer of bucindolol for the Territory. Knoll shall have the right to choose to manufacture the product for the Territory as long as the price, capability and other terms are competitive with third-party manufacturers. Under the terms of the Knoll Collaboration, Knoll will conduct all sales and marketing of bucindolol in the Territory through its direct sales and marketing staff.

         The Company expects that it will continue to seek to enter into collaborative arrangements with pharmaceutical and other companies for the development, manufacturing and marketing of products requiring broad marketing capabilities for domestic and international sales and distribution. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing. These collaborators are expected to be granted exclusive or semi-exclusive rights to sell specific products in particular geographic territories in exchange for a royalty, joint venture, equity investments, co-marketing or other financial interest. There can be no assurance that such parties will be able to meet the Company's needs either with respect to timing, quantity or quality. If the Company is unable to obtain or retain third-party manufacturing or marketing on acceptable terms, it may be delayed in its ability to commercialize products. The Company's dependence upon third parties, including its collaborative partners, for the manufacturing and marketing of products may adversely affect the Company's profit margins and its ability to develop, deliver and sell products on a timely and competitive basis. In the event the Company determines to establish its own manufacturing or marketing capabilities, it will require substantial additional funds, manufacturing facilities and equipment, and personnel.

Competition

         Competition in the pharmaceutical industry is intense and is expected to increase. The Company expects technological developments in its fields of research and development to occur at a rapid rate and expects competition to intensify as advances in these fields are made. Accordingly, the Company will be required to continue to devote substantial resources and efforts to research and development activities. The Company's most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies, which have significant resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing. Smaller companies may also prove to be significant competitors, especially through collaborative arrangements with large pharmaceutical companies. Many of these competitors have significant cardiovascular, pulmonary and other pharmaceutical products cleared for commercial marketing or under development, and operate large, well funded research and development programs. Furthermore, academic institutions, governmental agencies, and other public and private research organizations continue to conduct research, and are becoming more active in seeking patent protection and establishing collaborative arrangements for research, development, manufacturing and marketing with respect to technologies that they have developed, some of which may be competitive with those of the Company. There can be no assurance that competitors will not succeed in developing technologies and products that are preferred compared to, or more effective than, those being developed by the Company or that would render the Company's technology obsolete or noncompetitive.

         The Company is aware of products in research or development by its competitors that address the diseases being targeted by the Company. In particular, carvedilol, a non-selective beta-blocker with moderate vasodilating properties owned by Boehringer Mannheim GmbH and licensed in the United States and certain other countries to SKB, has been launched by SKB following its approval by the FDA in May 1997 with a claim "to reduce the progression of disease as evidenced by cardiovascular death, cardiovascular hospitalization, or the need to adjust other heart failure medications." Since 1991, carvedilol has been approved as a treatment for hypertension in several European countries, and in September 1995 it was approved by the FDA for commercial marketing in the United States as a treatment for hypertension. In May 1996, the FDA Cardiovascular and Renal Drug Advisory Committee met and discussed the use of carvedilol for treatment of heart failure, but recommended against approval of carvedilol as a treatment for CHF because of concern regarding the design of the clinical trails and the lack of prospectively designed mortality endpoints. At a subsequent FDA Advisory Committee meeting in February 1997, the Advisory Committee voted to recommend carvedilol for approval as a treatment for CHF and the product was approved by the FDA in May 1997. In June 1997, carvedilol was launched in the United States by SKB as the product CoregTM for the treatment of CHF. Carvedilol's approval for marketing as a treatment of CHF in the United States prior to bucindolol, may have adversely affected the patient enrollment rate of the BEST Study and could provide a marketing advantage to SKB. The Company is aware that carvedilol is also approved for the treatment of CHF in at least 15 countries, including the United States, Canada, Mexico and a number of major European countries.

         Additionally, it is anticipated that other pharmaceutical companies that are selling, developing or manufacturing beta-blockers will attempt to develop their beta-blockers as a treatment for CHF. In October 1995, Germany-based Merck KGaA initiated the CBIS II trial to test bisoprolol as a treatment in CHF patents in Europe. Bisoprolol is a beta-1 receptor selective beta-blocker marketed in the United States by Lederle for hypertension. Although the earlier, smaller CBIS I study of bisoprolol did not show significant reduction of mortality in the patient population, CBIS II is designed to enroll a larger patient population, up to 2,500 patients. In a similar manner, the Company believes that Astra AB has initiated a large mortality study for the beta-1 receptor selective beta-blocker metoprolol ("MERIT"). Metoprolol failed to show a reduction in mortality for CHF patients in a smaller trial, but MERIT is designed to enroll up to 3,000 patients in multiple centers internationally. Positive CBIS II or MERIT clinical trial results could adversely affect the Company.

         Several companies have explored the therapeutic potential of antioxidant compounds in numerous indications. Historically, most of these companies have focused on recombinant versions of naturally occurring antioxidant enzymes, but with limited success. Antioxidant drug research continues at a rapid pace despite earlier commercial setbacks. Several companies have antioxidant compounds in clinical trials. Any catalytic antioxidant small molecule product which the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share.

         Several companies have conducted research and development on a bioartificial liver device which could be competitive with technology under a development by Renaissance. In particular Circe Biomedical, a subsidiary of W.R. Grace & Co., has conducted clinical trials with a bioartificial liver which utilizes porcine hepatocytes (pig liver cells). Other corporations and academic institutions are conducting research in the area of liver and other stem cells.

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

Patents and Proprietary Rights

         The Company's policy is to seek, when appropriate, protection for potential products and proprietary technology by filing patent applications in the United States and other jurisdictions. In addition, the Company licenses or has the right to license, generally on an exclusive basis, patents and patent applications owned by others, such as Bristol-Myers and Duke. The Company is obligated to pay royalties and other compensation under these agreements. See " -- License Agreements".

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

         Under the Bucindolol License, the Company has exclusive worldwide rights to bucindolol for treatment of CHF. The composition of matter patent expired in November 1997. As a result, assuming FDA approval can be obtained, competitors, including generic drug manufacturers, may market bucindolol. The Company intends to rely on the provisions of the Waxman-Hatch Act for five years of marketing exclusivity in the United States, commencing on the date of the FDA's approval of bucindolol for commercial marketing in the United States. The Waxman-Hatch Act establishes a period of time from the date of FDA approval of certain new drug applications during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors, although it may accept or approve long-form applications (that is, other complete NDAs) for such drug. The applicable period is five years in the case of drugs containing an active ingredient not previously approved. If approved, bucindolol will be eligible for five years of exclusivity under the Waxman-Hatch Act unless another company obtains approval, before the approval of bucindolol, of a drug with the same active ingredient. The Company currently intends to attempt to enhance its competitive position with respect to bucindolol beyond any exclusivity period provided by the Waxman-Hatch Act by developing and patenting a once-daily formulation of bucindolol. There can be no assurance, however, that such a once- daily formulation will be successfully developed and, if so, whether adequate patent coverage can be obtained.

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

         Aeolus' catalytic antioxidant small molecule technology base is described in two issued U.S. patents and two issued foreign patents, as well as seven pending U.S. applications and eight pending foreign patent applications. These patents and patent applications belong in whole or in part to Duke and are licensed to the Company. See " -- License Agreements -- Duke License". These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds with moieties that bind to specific extracellular elements.

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

         The commercial success of the Company will also depend in part on its ability to commercialize its products without infringing patents or other proprietary rights of others or without breaching the licenses granted to the Company. There can be no assurance that the Company will be able to obtain a license to any third-party technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost. Failure by the Company to obtain a license to any technology that it may require to commercialize its technologies or products would have a material adverse effect on the Company.

         Furthermore, as with any pharmaceutical company, the Company's patent and other proprietary rights are subject to uncertainty. The Company's patent rights related to its products might conflict with current or future patent and other proprietary rights of others. For the same reasons, the products of others could infringe the patent or other proprietary rights of the Company. Litigation or patent interference proceedings, either of which could result in substantial cost to the Company, may be necessary to enforce any patents or other proprietary rights of or licensed to the Company or to determine the scope, validity or enforceability of the proprietary rights of others. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to the Company. Any adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products.

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

         The steps required by the FDA before new drug products may be marketed in the United States include: (i) preclinical studies; (ii) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug, which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of an NDA; and (v) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially. In addition to obtaining FDA approval for each product, each manufacturing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA. Each manufacturing facility, its quality control and manufacturing procedures must also conform and adhere at all times to the FDA's good manufacturing practice ("GMP") regulations. In addition to preapproval inspections, the FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

         Preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as a part of the Investigational New Drug application ("IND"), which must become effective prior to authorization to commence human clinical trials. Every clinical trial must be conducted under the review and oversight of an institutional review board ("IRB") at each institution participating in the trial. The IRB evaluates, among other things, ethical factors and the safety of human subjects. Clinical trials are typically conducted in three sequential phases following submission of an IND, although the phases may overlap. Phase I represents the initial administration of the drug to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence on effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III studies are initiated to further establish clinical safety and efficacy of the drug in a broader sample of the general patient population at geographically dispersed study sites, in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for any physician labeling. During all clinical studies, the Company must take care to adhere to good clinical practice ("GCP") standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA to the FDA.

         The process of completing clinical testing and obtaining FDA approval for a new drug product is likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA in a timely manner, or approve it at all. Even if initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA will require post-market reporting and may require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, labeling or a change in manufacturing facility, an NDA supplement may be required to be submitted to the FDA.

         The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the availability of alternative therapies and drug regimens (including similar mechanisms of action, such as other beta-blockers), the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on the Company.

         The Company currently intends to file an NDA for bucindolol with the FDA within one year after completion of the BEST Study, if its results are favorable. This submission will be followed by equivalent submissions to appropriate regulatory authorities in Europe. There can be no assurance that the Company will meet this schedule, or that bucindolol or any of the Company's other products in development will receive marketing approval in any country on a timely basis, or at all. If the Company were unable to complete clinical trials or demonstrate the safety and efficacy of bucindolol, the Company would be materially and adversely affected.

         Failure to comply with applicable FDA requirements may result in a number of consequences that could materially and adversely affect the Company. Failure to adhere to approved protocols, GCPs and FDA regulations governing investigational drugs, in conducting clinical trials could cause the FDA to place a clinical hold on one or more studies which would delay research and data collection necessary for product approval. Such noncompliance could also have a negative impact on FDA's evaluation of an NDA. Failure to adhere to GMPs and other applicable requirements, including those relating to labeling, advertising, record keeping and reporting of adverse events and other information, could result in FDA enforcement action and in civil and criminal sanctions, including but not limited to fines, injunctions, seizure of product, refusal of the FDA to approve product approval applications, withdrawal of approved applications, and criminal prosecution.

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

Control of Company by, and Conflicts of Interest with, Interneuron

         As of September 30, 1997, Interneuron owned 61.3% of the outstanding Common Stock of Intercardia. Accordingly, Interneuron has the ability to elect all of the directors of the Company and control voting with respect to matters submitted to stockholders, including extraordinary corporate transactions such as a merger or sale of substantially all of the Company's assets. Pursuant to an intercompany services agreement between Intercardia and Interneuron, Intercardia has given Interneuron the right to purchase additional shares of Intercardia's Common Stock at fair market value, if necessary to provide that Interneuron's equity ownership in Intercardia does not fall below 51.0%. Interneuron's voting control over the Company many have the effect of delaying or preventing sales of additional securities of the Company or a sale of the Company or other change of control supported by the other stockholders of the Company. In addition, the Company may be subject to various risks arising from Interneuron's influence over the Company, including conflicts of interest relating to new business opportunities that could be pursued by the Company or by Interneuron and its other affiliates, and significant corporate transactions for which stockholder approval is required. In the event that all or part of the shares of Intercardia Common Stock held by Interneuron are sold or otherwise transferred, the market price per share of the Intercardia Common Stock could be adversely affected.

Employees

         As of September 30, 1997, there were 19 employees at the Company, of whom 11 were involved directly in scientific research and development activities. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good. The Company is highly dependent on the principal members of its management and scientific staff. The loss of certain key employees could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled scientific and managerial personnel. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires.

Item 2.  Properties.

         Intercardia currently leases 9,444 square feet of office space in Research Triangle Park, North Carolina, which is leased through April 2001. The Company believes that these leased facilities are adequate to meet the Company's current needs and that additional facilities in the area are available for lease to meet future needs.

Item 3.  Legal Proceedings.

         The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1997.

Executive Officers

         As of September 30, 1997, the executive officers of the Company were as follows:

         Name                  Age            Position
         Clayton I. Duncan     48    President, Chief Executive Officer
                                     and Director

         Richard W. Reichow    47    Senior Vice President, Chief
                                         Financial Officer, Treasurer and
                                         Secretary
         David P. Ward, M.D.   51    Senior Vice President, Research and
                                         Development
         John P. Richert       47    Vice President, Market Development
         W. Bennett Love       42    Vice President, Corporate Planning/
                                                      Communications

         Clayton I. Duncan has been President, Chief Executive Officer and a director of Intercardia since January 1995. From 1989 until December 1993, Mr. Duncan was President and Chief Executive Officer of Sphinx Pharmaceuticals Corporation ("Sphinx"), a biopharmaceutical company which was acquired by Eli Lilly and Company ("Lilly") in September 1994. From December 1993 until September 1994, he served as an independent consultant to Sphinx with regard to the sale of Sphinx to Lilly. From 1987 to 1989, Mr. Duncan was a General Partner of Intersouth Partners, a venture capital firm. From 1979 to 1987, he was an executive with Carolina Securities Corporation, a regional investment banking firm ("Carolina Securities"), serving as Executive Vice President and a director from 1984 to 1987. Mr. Duncan was a founder and Chairman of the Board of CRX Medical, Inc. ("CRX"), a medical products company that conducted research and development in wound management, ophthalmic disorders and interventional radiology. Mr. Duncan is also a director of Transcell. Mr. Duncan received an M.B.A. from the University of North Carolina at Chapel Hill.

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

         John P. Richert has been Vice President, Market Development of Intercardia since December 1996. From May 1995 until December 1996, he held the position of Executive Director, Market Development with Intercardia. From October 1994 until May 1995, Mr. Richert was President of PharmAliance, a pharmaceutical and biotechnology business development consulting firm. Mr. Richert served as Director, Market Development with Sphinx from February 1992 until September 1994. Prior to being employed by Sphinx, Mr. Richert was employed by Schering-Plough Corporation, a major pharmaceutical manufacturer, from 1981 where he held positions of increasing responsibility in marketing. He holds a B.S. degree from Georgetown University and an M.B.A. in Pharmaceutical Marketing from Fairleigh - Dickinson University.

         W. Bennett Love has been Vice President, Corporate Planning/Communications of Intercardia since June 1997. From October 1995 until June 1997, he held the position of Executive Director, Corporate Planning/Communications at Intercardia. From September 1994 to September 1995, Mr. Love was the principal of Innovation Corporate Finance, a boutique investment banking company for early-stage technology ventures. From 1990 to 1994, Mr. Love was employed at Sphinx as Director, Corporate Planning/Communications. From 1983 to 1990, he was an investment banker with Carolina Securities. Mr. Love received an M.B.A. from the University of North Carolina at Chapel Hill.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         (a)      Price Range of Common Stock

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "ITRC". The following sets forth the quarterly high and low sales prices from February 1, 1996 (the date trading commenced) through September 30, 1997 as reported by Nasdaq. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions.


                                                                           High             Low
                  Fiscal Year Ended September 30, 1996
                           February 1, 1996 through March 31, 1996.........27              17 1/2
                           April 1, 1996 through June 30, 1996.............35 3/4          20 3/4
                           July 1, 1996 through September 30, 1996.........29 1/2          18

                  Fiscal Year Ended September 30, 1997
                           October 1, 1996 through December 31, 1996.......29              17
                           January 1, 1997 through March 31, 1997..........27 1/4          16
                           April 1, 1997 through June 30, 1997.............23 3/8          17 1/4
                           July 1, 1997 through September 30, 1997.........24 3/4          18

         (b)      Approximate Number of Equity Security Holders

         As of October 31, 1997, the number of record holders of the Company's Common Stock was 61 and the Company believes that the number of beneficial owners was approximately 900.

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




Statement of Operations Data:

                                                                                                            Period from
                                                                                                             Inception
                                                                                                          (March 15, 1994)
                                                                                                                 to
                                                       Year Ended September 30,                            September 30,
                                   ------------------------------------------------------------------
                                          1997                    1996                   1995                   1994
                                   -------------------     -------------------    -------------------    -------------------
Revenue:

   Contract and license fee
     revenue...................... $        4,042,816      $    5,009,000
   Investment income..............          2,110,269           1,342,088     $           61,663
                                         -------------     ---------------    ------------------
      Total revenue...............          6,153,085           6,351,088                 61,663
Costs and expenses:
   Research and development.......         14,263,590           2,317,904              2,003,663      $         106,344
   Purchase of in-process
     research and development.....            410,608             350,000                    ---              1,852,000
   General and administrative.....          2,125,696           1,895,251                582,912                    ---
                                       --------------     ----------------       ----------------        ---------------
      Total costs and expenses....         16,799,894           4,563,155              2,586,575              1,958,344
                                       --------------     ----------------       ----------------        ---------------
Income (loss) before income
  taxes and minority interest.....        (10,646,809)          1,787,933             (2,524,912)            (1,958,344)

Income taxes......................                ---             (37,000)                   ---                    ---
Minority interest.................            568,068            (568,068)                   ---                    ---
                                       ---------------      --------------        ----------------       ----------------
Net income (loss).................      $ (10,078,741)      $   1,182,865          $  (2,524,912)         $  (1,958,344)
                                       ===============      ==============        ===============         ================
Net income (loss) per common share      $       (1.45)      $        0.20          $       (0.52)         $       (0.40)
                                       ===============      ==============        ===============         ================
Weighted average common
  shares outstanding..............          6,941,804           6,041,025              4,874,447              4,874,447
                                       ===============      ==============        ===============         ================

Balance Sheet Data:

                                                                                   September 30,
                                               ------------------------------------------------------------------------------------
                                                        1997                  1996                   1995                  1994
                                               -------------------    ------------------    -------------------    ----------------
Cash and marketable securities..........      $       37,018,279     $      37,096,308     $        1,121,624
Working capital.........................              24,362,793            35,035,852              (176,158)     $     (1,958,343)
Total assets............................              38,527,311            38,945,004              1,289,721                  600
Long-term lease and debt
  obligations...........................                 248,786               118,113                115,269                  ---
Total stockholders' equity (deficit)....              26,547,950            36,227,473              (131,848)           (1,958,343)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. All references to the Company include Intercardia, Inc. and its majority-owned subsidiaries, CPEC, Inc., Aeolus Pharmaceuticals, Inc. and Renaissance Cell Technologies, Inc. As of September 30, 1997, Intercardia owned 80.1% of the outstanding capital stock of CPEC, 65.8% of the outstanding capital stock of Aeolus and 79.6% of the outstanding capital stock of Renaissance. Intercardia is a majority-owned subsidiary of Interneuron. As of September 30, 1997, Interneuron owned 61.3% of the outstanding capital stock of Intercardia and the 19.9% of outstanding capital stock of CPEC not owned by Intercardia.

         The Company focuses on development of therapeutics for the treatment of cardiovascular and pulmonary disease. The Company has directed the majority of its efforts toward the development and clinical trials of bucindolol, a compound currently in Phase III clinical trials for the treatment of CHF.

         On November 5, 1997, Intercardia executed the Letter of Intent to purchase all of the outstanding stock of Transcell and certain related technology owned by Interneuron in exchange for Intercardia Common Stock with an aggregate market value as of November 5, 1997 of approximately $15,000,000. In addition, Intercardia will issue Intercardia stock options to Transcell employees and consultants with a market value as of November 5, 1997 of approximately $3,000,000 to $4,000,000. Transcell is a majority-owned subsidiary of Interneuron and is conducting research and development utilizing carbohydrate-based combinatorial chemistry. Under the terms of the Letter of Intent, owners of Transcell stock will receive Intercardia Common Stock in three installments. The first installment, representing approximately $6,000,000 as of November 5, 1997, will be made upon the Closing, which is estimated to occur in the first calendar quarter of 1998. The number of Intercardia shares to be received by Transcell stockholders at the Closing will be determined by Intercardia's stock price during the week prior to Closing. The minimum Intercardia stock price to be used for determining the number of shares to be issued for the initial installment will be $19.00 per share and the maximum will be $25.00 per share. The second and third installments will each consist of approximately $3,000,000 of Intercardia Common Stock, as valued at each date, and will be issued 15 and 21 months after Closing. In exchange for certain license and technology rights owned by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Intercardia will issue to Interneuron $3,000,000 of Intercardia Common Stock (subject to the price range described above) at Closing and will pay Interneuron a royalty on net sales of certain products that may result from a research collaboration originally entered into among Transcell, Interneuron and Merck. At Closing, the Company will incur charges to operations estimated to be $6,000,000 to $8,000,000 as a result of the transaction. The acquisition is subject to final due diligence and approval by Transcell and Intercardia stockholders. The acquisition will be accounted for by using the purchase method of accounting.

Results of Operations

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996:

         The Company incurred a net loss of approximately $10,079,000 for the fiscal year ended September 30, 1997 ("Fiscal 1997"), versus net income of approximately $1,183,000 for the fiscal year ended September 30, 1996 ("Fiscal 1996"). The net loss for Fiscal 1997 was primarily the result of the accrual, in September 1997, of a $10,000,000 contract payment due to Astra Merck in December 1997 in conjunction with the development of bucindolol.

         Contract and license fee revenue of approximately $4,043,000 for Fiscal 1997 included contract payments totaling approximately $3,480,000 received from Knoll pursuant to the Knoll Collaboration and approximately $553,000 from Astra Merck pursuant to the Astra Merck Collaboration. Contract and license fee revenue for Fiscal 1996 included a $5,000,000 one-time initial payment received from Astra Merck in conjunction with the execution of the Astra Merck Collaboration.

         Investment income increased by approximately $768,000 (57%) to approximately $2,110,000 in Fiscal 1997 from approximately $1,342,000 in Fiscal 1996. This was primarily due to the Company having use of the net proceeds of approximately $34,990,000 from the Company's initial public offering ("IPO") completed in February 1996 for all of Fiscal 1997, versus only part of Fiscal 1996.

         Research and development ("R&D") expenses for the Company increased to approximately $14,264,000 for Fiscal 1997 from approximately $2,318,000 for Fiscal 1996, primarily due to the accrual of a $10,000,000 contract payment due to Astra Merck in conjunction with the development of bucindolol. R&D expenses incurred by Intercardia and CPEC, which primarily support the development of bucindolol, increased to approximately $12,806,000 for Fiscal 1997 from approximately $1,619,000 for Fiscal 1996. Other than the $10,000,000 contract payment due to Astra Merck, increased costs resulted primarily from additional personnel expenses and costs related to the development of bucindolol for Europe.

         Under the terms of the Astra Merck Collaboration, the Company has agreed to pay Astra Merck $10,000,000 in December 1997, which amount was accrued as a liability and expensed in Fiscal 1997, and up to $11,000,000 for one-third of product launch costs incurred beginning when the Company files an NDA for the twice-daily formulation of bucindolol and continuing through the first 12 months subsequent to the first commercial sale of the twice-daily formulation, which will be expensed as the charges are incurred. These amounts are payable at the option of the Company, and in the event the Company elects not to make these payments, the royalties payable by Astra Merck to CPEC will be substantially reduced.

         The Astra Merck Collaboration also requires Astra Merck to pay for certain expenses related to the development of the twice-daily formulation of bucindolol for the United States. Astra Merck assumed liabilities on the Company's behalf of approximately $5,505,000 and

$4,301,000 during Fiscal 1997 and Fiscal 1996, respectively. These additional amounts did not flow through the Company's Statements of Operations, as they were offset against related expenses. As of September 30, 1997, the Company's Balance Sheet included approximately $903,000 of accounts receivable due from Astra Merck and approximately $813,000 of accrued expenses related to obligations assumed by Astra Merck.

         R&D expenses for Aeolus increased by approximately $337,000 (31%) to approximately $1,413,000 for Fiscal 1997 from approximately $1,076,000 for Fiscal 1996, as Aeolus continued its antioxidant small molecule research program.

         The Company incurred a charge of approximately $411,000 for purchase of in-process research and development during Fiscal 1997, as Intercardia acquired approximately 79.6% of the outstanding capital stock of Renaissance. During Fiscal 1996, the Company incurred a $350,000 charge for purchase of in-process research and development when Intercardia acquired an additional 0.1% of the capital stock of CPEC.

         General and administrative ("G&A") expenses increased by approximately $231,000 (12%) to approximately $2,126,000 for Fiscal 1997 from approximately $1,895,000 for Fiscal 1996, due to general increases in operating expenses.

         The minority interest in the September 30, 1996 Consolidated Balance Sheet, and the Consolidated Statement of Operations for Fiscal 1996, related to the 20% minority interest in net income earned by CPEC during Fiscal 1996, offset by 20% of the previous cumulative deficit incurred by CPEC since its acquisition by Intercardia. CPEC's net loss for Fiscal 1997 resulted in the reversal of the minority interest balance.

  Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995:

         The Company's net income of approximately $1,183,000 for Fiscal 1996 resulted primarily from a $5,000,000 one-time initial payment received from Astra Merck in conjunction with the execution of the Astra Merck Collaboration, less operating expenses. The Company's net loss of approximately $2,525,000 for the fiscal year ended September 30, 1995 ("Fiscal 1995") consisted primarily of R&D expenses incurred in the development of bucindolol.

         Revenue for Fiscal 1996 consisted primarily of a $5,000,000 initial payment received in December 1995 under the Astra Merck Collaboration and approximately $1,342,000 of investment income earned on proceeds received from the Company's IPO completed in February 1996. The only revenue for Fiscal 1995 was approximately $62,000 of investment income.

         R&D expenses for the Company increased approximately $314,000 (16%) to approximately $2,318,000 for Fiscal 1996 from approximately $2,004,000 for Fiscal 1995.

         Bucindolol development activities and related costs were significantly higher during Fiscal 1996 than Fiscal 1995. However, as the terms of the Astra Merck Collaboration require Astra Merck to pay for certain expenses related to bucindolol development, the net cost to Intercardia for bucindolol development expenses decreased by approximately $399,000 during Fiscal 1996 as compared to Fiscal 1995. During Fiscal 1996, Astra Merck made payments or assumed liabilities of approximately $4,301,000 on the Company's behalf. These amounts did not flow through the Company's Consolidated Statement of Operations, as they were offset against related expenses. Astra Merck had paid approximately $2,857,000 of this amount by September 30, 1996 and approximately $1,344,000 was included as offsetting accounts receivables and accrued expenses on the Company's Consolidated Balance Sheet at September 30, 1996.

         R&D expenses for Aeolus increased to approximately $1,076,000 for Fiscal 1996 from approximately $363,000 for Fiscal 1995. Fiscal 1995 only included partial year expenses, as Aeolus was acquired by Intercardia in July 1995.

         The Company incurred a $350,000 charge for purchase of technology rights in Fiscal 1996, as Intercardia acquired an additional 0.1% of the capital stock of CPEC.

         G&A expenses increased to approximately $1,895,000 for Fiscal 1996 from approximately $583,000 for Fiscal 1995. This increase resulted from having a management team in place for only part of Fiscal 1995. G&A payroll related costs increased to approximately $1,064,000 in Fiscal 1996 from approximately $295,000 in Fiscal 1995.

         The minority interest in the September 30, 1996 Consolidated Balance Sheet and the Consolidated Statement of Operations for Fiscal 1996 reflected the 20% minority interest in net income earned by CPEC during Fiscal 1996, offset by 20% of the previous cumulative deficit incurred by CPEC since its acquisition by Intercardia.

Liquidity and Capital Resources

         At September 30, 1997, the Company had cash, cash equivalents and marketable securities of approximately $37,018,000, a decrease of approximately $78,000 from September 30, 1996. This decrease resulted primarily from the Company's fiscal 1997 net loss of approximately $10,079,000, offset by the non-cash portion of the net loss resulting from the $10,000,000 accrual for a payment due to Astra Merck in December 1997.

         The Company's cash, cash equivalents and marketable securities balance is expected to decrease significantly during the fiscal year ending September 30, 1998 ("Fiscal 1998"), due primarily to (1) the $10,000,000 payment due to Astra Merck in December 1997, (2) a decrease in contract revenue for Fiscal 1998, as Fiscal 1997 included one-time payments of approximately $3,143,000 made by Knoll pursuant to the Knoll Collaboration, (3) a decrease in investment income due to lower cash, cash equivalent and marketable securities balances, and (4) increased expenses due to expanded operations, including costs associated with proposed clinical trials of bucindolol in Europe, the proposed acquisition of Transcell and additional operating expenses of Transcell.

         In connection with its acquisition of CPEC, the Company is committed to provide certain support to the BEST Study. The Company is committed to provide up to $2,000,000 during the
                                       33
course of the BEST Study, of which $1,750,000 had been paid as of September 30, 1997, as well as drug supplies and monitoring costs of the study expected to aggregate an additional $2,500,000. The Astra Merck Collaboration provides Astra Merck with U.S. marketing rights to a twice-daily formulation of bucindolol and obligates Astra Merck to fund future U.S. development, marketing and manufacturing costs and to assume the Company's funding obligation for the BEST Study and royalty obligation to Bristol-Myers for sales in the United States. CPEC will receive royalties based on net sales by Astra Merck. The
Company has agreed to pay Astra Merck $10,000,000 in December 1997 (for which the Company made an accrual as of September 30, 1997) and up to $11,000,000 for one-third of product launch costs incurred beginning when the Company files an NDA for the twice-daily formulation and continuing through the first 12 months subsequent to the first commercial sale of the formulation. In the event the Company elects not to make these payments, the royalties payable by Astra Merck to CPEC will be substantially reduced.

         The Company will incur additional charges to operations relating to the acquisition of CPEC in the event that certain milestones are achieved in the development and commercialization of bucindolol. Two future issuances of Interneuron's common stock of a maximum of 75,000 shares each, subject to adjustment based on the price of Interneuron common stock at the time of issuance, are required upon achieving the milestones of filing an NDA and receiving an approval letter from the Food and Drug Administration to market bucindolol. In exchange for Interneuron providing such shares, the Company will pay Interneuron the value of such shares, in either cash or Intercardia Common Stock, at Intercardia's option. Each additional payment would have a minimum and maximum charge to the Company of $750,000 and $1,875,000, respectively.

         Pursuant to the Knoll Collaboration, the Company is responsible for approximately 40% of the development and marketing costs of bucindolol for the Territory, subject to certain maximum dollar limitations. The Company's portion of development and clinical trial costs of the twice-daily formulation of bucindolol for the Territory is estimated to be up to $10,000,000 and the Company's portion of marketing costs prior to product launch is estimated to be up to $4,000,000. Upon product launch, the Company will be responsible for 40% of the net loss in the Territory, if any, as defined. The Company is also responsible for approximately 40% of the once-daily development costs incurred for the Territory and approximately 67% of the once-daily development costs that have a worldwide benefit.

         The Company expects to incur substantial additional costs and losses over the next few years. The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the development and clinical trials of bucindolol; the timing and cost of obtaining regulatory approvals; the effect of competitive drugs on the BEST Study and on commercialization of bucindolol; the proposed acquisition and operating costs of Transcell; and the ability of the Company to establish additional collaborative arrangements with other companies to provide research or development funding to the Company and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products. The Company is aware of products in research or development by its competitors that address the diseases being targeted by the Company. In particular, CoregTM (carvedilol), a non-selective beta-blocker with moderate vasodilating properties, is owned by Boehringer Mannheim and licensed in the United States and certain other countries to SKB. In May 1997, the FDA approved the use of carvedilol as a treatment for congestive heart failure in the United States and SKB is currently marketing carvedilol in the United States and a number of other countries. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions, other than the proposed acquisition of Transcell. While the Company believes it has sufficient cash available for currently planned expenditures for at least the next year, including the proposed acquisition of Transcell, the Company may seek additional funds through equity and/or debt financing and additional corporate collaborations to provide financing and funding for new business opportunities and future growth.

Item 8.  Financial Statements and Supplementary Data.

         See Index to Consolidated Financial Statements on page F-1.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant.

         The information required by Item 10 of Form 10-K concerning the Registrant's directors is incorporated by reference to the information under the heading "Election of Intercardia Directors" in the Proxy Statement.

         The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers" located at the end of Part I of this Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

         To the Company's knowledge, there were no reports required under
Section 16(a) of the Securities Exchange Act of 1934, as amended, which were not timely filed during the fiscal year ended September 30, 1997.

Item 11. Executive Compensation.

         The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Election of Intercardia Directors -- Information Concerning the Board of Directors and Its Committees", "Other Information Regarding Intercardia -- Compensation of Executive Officers", " -- Compensation of Directors", " -- Report of the Compensation Committee on Executive Compensation", " -- Compensation Committee Interlocks and Insider Participation" and " -- Performance Graph" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information Regarding Intercardia -- Principal Stockholders" in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading "Other Information Regarding Intercardia -- Certain Transactions" in the Proxy Statement.

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

         (3)      Exhibits.

         Exhibit No.                        Description
         3.1      (a)      Certificate of Incorporation, as currently in effect.
         3.2      (a)      Bylaws, as currently in effect.
         4.1      (a)      Form of Common Stock certificate
         10.1     (a)      Form of Intercardia, Inc. Investors' Rights
                           Agreement.
         10.2     (a)      Letter of Understanding between Cardiovascular
                           Pharmacology Engineering and Consultants, Inc. and
                           the VA Cooperative Studies Program, dated March 18,
                           1994; related Memorandum of Agreement for Conduct of
                           the Trial "Beta-Blocker Evaluation of Survival
                           Trial"; and related Agreement No. 1 Y01HC 402004-00,
                           dated September 8, 1994, as amended.
         10.3     (a)      Agreement between Bristol-Myers Squibb Company
                           and Cardiovascular Pharmacology Engineering and
                           Consultants, Inc., dated December 6, 1991, as amended.

         10.4     (a)*     License Agreement between Duke University and
                           Aeolus Pharmaceuticals, Inc., dated July 21, 1995.




         10.5     (a)      Consulting Agreement between Myocor, Inc. and
                           Intercardia, Inc., dated October 1, 1994.


         10.6     (a)      Employment Agreement between Clayton I. Duncan
                           and Intercardia, Inc., dated
                           January 3, 1995, as amended.

         10.7     (a)      Acquisition Agreement relating to the acquisition
                           by Intercardia, Inc. of 80% of CPEC,
                           dated May 13, 1994, as amended.

         10.8              Intercardia, Inc. 1994 Stock Option Plan, as amended.

         10.9     (a)      Office Lease between Highwoods/Forsyth Limited
                           Partnership and Intercardia, Inc., dated April 24,
                           1995.

         10.10    (a)      Master Equipment Lease between Phoenix Leasing
                           Incorporated and Intercardia, Inc., dated June 12
                           1995, and related Sublease and Acknowledgment of Assignment to Aeolus Pharmaceuticals, Inc.

         10.11    (a)*     Development and Marketing Collaboration and
                           License Agreement between Astra Merck Inc.,
                           Intercardia, Inc. and CPEC, Inc., dated December 4,
                           1995.


         10.12    (b)      Intercardia, Inc. 1995 Employee Stock Purchase Plan.

         10.13    (a)      Employment Agreement between David P. Ward, M.D.
                           and Intercardia, Inc., dated November 1, 1995.

         10.14    (a)      Employment Agreement between Richard W. Reichow
                           and Intercardia, Inc., dated November 1, 1995.

         10.15    (a)      Intercompany Services Agreement between
                           Interneuron Pharmaceuticals, Inc. and Intercardia,
                           Inc., dated December 4, 1995.

         10.16    (a)      Tax Allocation Agreement between Interneuron
                           Pharmaceuticals, Inc. and Intercardia, Inc., dated
                           December 4, 1995.

         10.17    (a)      Letter regarding Intercardia's right of first
                           refusal with respect to CPEC stock, dated January 18, 1996.

         10.18    (b)      Development Agreement between Global Pharm, Inc.,
                           Intercardia, Inc. and CPEC, Inc., dated January 26,
                           1996.

         10.19    (b)      Lease Amendment Number One, dated March 6, 1996,
                           to Office Lease between Highwoods/Forsyth Limited
                           Partnership and Intercardia, Inc.
         10.20    (c)*     Agreement for Feasibility Study, Amendment
                           Number One thereto, and related License Agreement,
                           each dated April 15, 1996, among Jago Pharma AG,
                           Jagotec AG, Intercardia, Inc. and CPEC, Inc.
         10.21    (d)*     Agreement among Intercardia, Inc., CPEC, Inc.
                           and Knoll AG dated December 19, 1996.
         10.22    (e)      Lease Amendment Number Two, dated March 14,
                           1997, to Office Lease between Highwoods/Forsyth
                           Limited Partnership and Intercardia, Inc.
         10.23             Sponsored Research Agreement between The University
                           of North Carolina at Chapel Hill and Renaissance
                           Cell Technologies, Inc. dated September 4, 1997
         10.24             Sponsored Research Agreement between National Jewish
                           Medical and Research Center and Aeolus
                           Pharmaceuticals, Inc., dated September 11, 1997.
         10.25*            Development, Manufacturing, Marketing and License
                           Agreement between Knoll AG, Intercardia, Inc. and
                           CPEC, Inc., effective as of December 19, 1996.
         10.26             Employment Agreement between Clayton I. Duncan
                           and Intercardia, Inc., dated December 15, 1997.
         11.1              Statement Re Computation of Earnings Per Share.
         21.1              List of Subsidiaries.
         23.1              Consent of Coopers & Lybrand L.L.P.
         27.1              Financial Data Schedule.


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

(d) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(e) Incorporated by reference to the similarly numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

F-4
CORP-8744-39-71497-04

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Report of Independent Accountants..........................................F-2
Consolidated Balance Sheets -- As of
September 30, 1997 and September 30,
1996.......................................................................F-3
Consolidated Statements of Operations -- For the fiscal
years ended September 30, 1997, 1996 and
1995.......................................................................F-4
Consolidated Statements of Stockholders' Equity -- For the
fiscal years ended September 30, 1997, 1996 and
1995.......................................................................F-5
Consolidated Statements of Cash Flows -- For the
fiscal years ended September 30, 1997, 1996
and 1995...................................................................F-6
Notes to Consolidated Financial Statements.................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
INTERCARDIA, INC.

         We have audited the accompanying consolidated balance sheets of Intercardia, Inc. as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intercardia, Inc. as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Raleigh, North Carolina
October 24, 1997, except as to the
   information presented in Note M,
   for which the date is November 5, 1997



                                                 INTERCARDIA, INC.

                                            CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,
                                                                            ---------------------------------------------
                                                                                   1997                     1996
                                                                            --------------------    ---------------------

                                           ASSETS
Current assets:
  Cash and cash equivalents                                                 $        17,623,728     $         21,440,700
  Marketable securities                                                              17,340,509               14,083,838
  Accounts receivable                                                                 1,127,088                1,444,724
  Prepaids and other current assets                                                      89,891                   97,940
                                                                            --------------------    ---------------------
           Total current assets                                                      36,181,216               37,067,202

Marketable securities                                                                 2,054,042                1,571,770
Property and equipment, net                                                             286,553                  298,532
Other assets                                                                              5,500                    7,500
                                                                            --------------------    ---------------------
                                                                            $        38,527,311     $         38,945,004
                                                                            == =================    === =================


                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $           365,084     $            168,475
  Accrued expenses                                                                   11,365,491                1,826,666
  Current portion of capital lease obligations                                           43,936                   36,209
  Current portion of notes payable                                                       43,912                      ---
                                                                            -- -----------------    --- -----------------
           Total current liabilities                                                 11,818,423                2,031,350

Long-term portion of capital lease obligations                                           64,716                  108,651
Long-term notes payable                                                                  96,222                    9,462

Minority interest                                                                           ---                  568,068

Stockholders' equity:
  Common stock, $.001 par value, 40,000,000 shares authorized, 6,765,162 and
       6,738,603 shares issued and outstanding at
       September 30, 1997 and 1996, respectively                                          6,765                    6,739
  Additional paid-in capital                                                         40,054,316               39,709,124
  Deferred compensation                                                               (130,500)                (184,500)
  Accumulated deficit                                                              (13,382,631)              (3,303,890)
                                                                            -- -----------------    --- -----------------
           Total stockholders' equity                                                26,547,950               36,227,473
                                                                            -- -----------------    --- -----------------
                                                                            $        38,527,311     $         38,945,004
                                                                            == =================    === =================

               The accompanying notes are an integral part of the consolidated financial statements.



                                                 INTERCARDIA, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Fiscal Year Ended September 30,
                                        ------------------------------------------------------------------------------
                                                 1997                       1996                        1995
                                        -----------------------    -----------------------     -----------------------


Revenue:

 Contract and license fee revenue       $            4,042,816      $           5,009,000
 Investment income                                   2,110,269                  1,342,088      $               61,663
                                        -- --------------------    --- -------------------     -- --------------------
     Total revenue                                   6,153,085                  6,351,088                      61,663
                                        -- --------------------    --- -------------------     -----------------------

Costs and expenses:
 Research and development                           14,263,590                  2,317,904                   2,003,663
 Purchase of in-process research
   and development                                     410,608                    350,000                         ---
 General and administrative                          2,125,696                  1,895,251                     582,912
                                        -- --------------------    --- -------------------     -- --------------------
     Total costs and expenses                       16,799,894                  4,563,155                   2,586,575
                                        -- --------------------    --- -------------------     -- --------------------

Income (loss) before income taxes
  and minority interest                           (10,646,809)                  1,787,933                 (2,524,912)
Income taxes                                               ---                   (37,000)                         ---
Minority interest                                      568,068                  (568,068)                         ---
                                        -- --------------------    --- -------------------     -- --------------------

Net income (loss)                       $         (10,078,741)      $           1,182,865      $          (2,524,912)
                                        == ====================    === ===================     == ====================

Net income (loss) per common share      $               (1.45)      $                0.20      $               (0.52)
                                        == ====================    === ===================     == ====================

Weighted average common shares
  outstanding                                        6,941,804                  6,041,025                   4,874,447
                                        == ====================    === ===================     == ====================

               The accompanying notes are an integral part of the consolidated financial statements.



                                                 INTERCARDIA, INC.

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Common Stock            Preferred Stock
                                                                  Par                                 Additional
                                                    Number       Value      Number       Par Value     Paid-In          Deferred
                                                  of Shares     Amount     of Shares     Amount         Capital        Compensation
                                                  ---------     ------     ---------    ---------   -------------     ------------
Balance at September 30, 1994.................      3,500,000   $  3,500
    Conversion of advances from Interneuron
       into Series A Preferred Stock..........          --         --         182,296     $ 1,823       $ 1,365,397
    Proceeds from issuance of Series A
       Preferred Stock at $7.50 per share, net
       of issuance costs of $843,251..........          --         --         510,325       5,103         2,979,084
    Net loss for the fiscal year ended
       September 30, 1995.....................          --         --           --          --                --
                                                     --------   --------     --------    --------          --------
Balance at September 30, 1995.................      3,500,000      3,500      692,621       6,926         4,344,481
    Exercise of common stock options..........          4,000          4        --          --                2,356
    Grants of common stock options at below
       fair value.............................          --         --           --          --              216,000  $    (216,000)
    Conversion of Series A Preferred Stock to
       common stock...........................        692,621        693    (692,621)     (6,926)             6,233           --
    Sale of common stock pursuant to initial
       public offering, net of  issuance costs
       of $2,960,175..........................      2,530,000      2,530        --          --           34,987,295           --
    Amortization of deferred compensation.....          --         --           --          --                --             31,500
    Proceeds from offerings of Employee Stock
       Purchase Plan..........................         11,982         12        --          --              152,759           --
    Net income for the fiscal year ended
       September 30, 1996.....................          --         --           --          --                --              --
                                                     --------   --------     --------    --------          --------        --------
Balance at September 30, 1996.................      6,738,603      6,739        --          --          39,709,124        (184,500)
    Exercise of common stock options..........          8,500          8        --          --               4,012               --
    Stock based compensation..................          --         --           --          --              20,937               --
    Cashless exercise of stock warrant........          1,156          1        --          --                 (1)               --
    Amortization of deferred compensation.....          --         --           --          --                  --           54,000
    Proceeds from offerings of Employee Stock
       Purchase Plan..........................         16,903         17        --          --             320,244            --
    Net loss for the fiscal year ended
       September 30, 1997.....................          --         --           --          --               --               --
                                                     --------   --------     --------    --------         --------         --------
Balance at September 30, 1997.................      6,765,162   $  6,765        --          --        $ 40,054,316   $    (130,500)
                                                    =========   ========     ========    ========     ============   ==============







                                                                             Total
                                                                         Stockholders'
                                                        Accumulated        (Deficit)
                                                          Deficit           Equity
                                                        ------------     ---------
Balance at September 30, 1994.................          $ (1,961,843)    $  (1,958,343)
    Conversion of advances from Interneuron
       into Series A Preferred Stock..........                   --          1,367,220
    Proceeds from issuance of Series A
       Preferred Stock at $7.50 per share, net
       of issuance costs of $843,251..........                   --          2,984,187
    Net loss for the fiscal year ended
       September 30, 1995.....................             (2,524,912)      (2,524,912)
                                                         -------------    -------------
Balance at September 30, 1995.................             (4,486,755)        (131,848)
    Exercise of common stock options..........                   --              2,360
    Grants of common stock options at below
       fair value.............................                   --                --
    Conversion of Series A Preferred Stock to
       common stock...........................                   --                --
    Sale of common stock pursuant to initial
       public offering, net of  issuance costs
       of $2,960,175..........................                   --         34,989,825
    Amortization of deferred compensation.....                   --             31,500
    Proceeds from offerings of Employee Stock
       Purchase Plan..........................                   --            152,771
    Net income for the fiscal year ended
       September 30, 1996.....................               1,182,865       1,182,865
                                                          ------------      ------------
Balance at September 30, 1996.................             (3,303,890)      36,227,473
    Exercise of common stock options..........                   --              4,020
    Stock based compensation..................                   --             20,937
    Cashless exercise of stock warrant........                   --                 --
    Amortization of deferred compensation.....                   --             54,000
    Proceeds from offerings of Employee Stock
       Purchase Plan..........................                   --            320,261
    Net loss for the fiscal year ended
       September 30, 1997.....................            (10,078,741)     (10,078,741)
                                                        --------------   --------------
Balance at September 30, 1997.................          $ (13,382,631)   $   26,547,950
                                                        ==============   ==============



 The accompanying notes are an integral part of the consolidated financial statements.


                                                 INTERCARDIA, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Fiscal Year Ended September 30,
                                                      ----------------------------------------------------------------------------
                                                              1997                      1996                       1995
                                                      ----------------------    ----------------------    ------------------------
Cash flows from operating activities:
  Net income (loss).................................... $    (10,078,741)        $      1,182,865           $     (2,524,912)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.....................           152,454                   89,393                       5,860
    Noncash compensation..............................            74,937                   31,500                         ---
    Minority interest in net income (loss) of
         consolidated subsidiary.....................           (568,068)                 568,068                         ---
    Change in assets and liabilities:
         Accounts receivable........................             317,636               (1,444,724)                         ---
         Prepaids and other assets.................               10,049                  (89,422)                    (17,918)
         Accounts payable and accrued expenses.....            9,735,434                   884,264                     196,141
                                                      ----------------------    ----------------------    ------------------------
 Net cash provided by (used in) operating activities            (356,299)                1,221,944                  (2,340,829)
                                                      ----------------------    ----------------------    ------------------------
Cash flows from investing activities:
Proceeds from sales and maturities of marketable
securities............................................         19,545,287                10,660,306                         ---
Purchases of marketable securities...................         (23,284,230)              (26,315,914)                         ---

Purchases of property and equipment..................            (140,475)                 (199,082)                      (15,879)
                                                       --------------------     ----------------------    ------------------------
 Net cash used in investing activities..............           (3,879,418)              (15,854,690)                     (15,879)
                                                      ----------------------    ----------------------    ------------------------
Cash flows from financing activities:
Net proceeds from issuance of stock and warrants                  324,281                35,144,956                     2,984,187
Proceeds fron notes payable.......................                155,535                     9,462                           ---
Principal payments on notes payable...............                (24,863)                       ---                          ---
Principal payments on capital lease obligations.........          (36,208)                  (30,728)                        (736)
Advances from (payments to) Interneuron, net............              ---                  (171,868)                      494,881
                                                      ----------------------       -------------------       ---------------------
Net cash provided by financing activities...............          418,745                34,951,822                     3,478,332
                                                      ----------------------       -------------------       ---------------------
Net increase (decrease) in cash and cash equivalents....      (3,816,972)                20,319,076                     1,121,624

Cash and cash equivalents at beginning of period........       21,440,700                 1,121,624                           ---
                                                       ---------------------       ------------------     -----------------------
Cash and cash equivalents at end of period............. $      17,623,728     $          21,440,700     $             1,121,624
                                                      ======================    ======================    ========================

Supplemental disclosure of investing and financing activities:

Cash payments for interest on capital leases........     $          25,118     $               32,541    $                   930
                                                      ======================    ======================    =======================
Capital lease obligations incurred when the
    Company acquired property and equipment......                     ---     $              36,764     $               139,560
                                                       =======================  ===================    == =======================
 Conversion of advances from Interneuron into
    preferred stock.............................                      ---                       ---     $             1,367,220
                                                       =======================   ===================      ========================

               The accompanying notes are an integral part of the consolidated financial statements.

                                INTERCARDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       NATURE OF THE BUSINESS

         Intercardia, Inc. was incorporated in Delaware in March 1994. The "Company" refers collectively to Intercardia, Inc. ("Intercardia") and its majority-owned subsidiaries, CPEC, Inc., a Nevada corporation ("CPEC"), Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance"). As of September 30, 1997, Intercardia owned 80.1% of the outstanding stock of CPEC, 65.8% of the outstanding stock of Aeolus and 79.6% of the outstanding stock of Renaissance.

         The Company focuses on development of therapeutics for the treatment of cardiovascular and pulmonary disease. The Company has directed the majority of its efforts toward the development and clinical trials of bucindolol, a compound currently in Phase III clinical trials for the treatment of congestive heart failure. This clinical trial, which commenced in June 1995, is known as the Beta-blocker Evaluation of Survival Trial (the "BEST Study") and is sponsored by the National Institutes of Health (the "NIH") and the Department of Veterans Affairs (the "VA").

         Intercardia is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). As of September 30, 1997, Interneuron owned 61.3% of the outstanding capital stock of Intercardia and the 19.9% of the outstanding stock of CPEC not owned by Intercardia.

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

         Cash and Cash Equivalents: The Company invests available cash in short-term bank deposits, money market funds, commercial paper and U.S. Government securities. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase.

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

         The Company evaluates impairment of its property and equipment based on events and changes in circumstances that indicate that the carrying value may not be recoverable. The identification of an impairment involves the comparison of estimated future cash flows expected to result from the asset less the related estimated future cash outflows.

         Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

         Revenue Recognition: Revenue is recognized under agreements when services are performed or when contractual obligations are met.

         Research and Development: Research and development costs are expensed in the period incurred. Payments related to the acquisition of in-process research and development are expensed upon acquisition.

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

         Net Income (Loss) Per Share: The net loss per share for the periods prior to Intercardia's initial public offering ("IPO") was computed by dividing the net loss by the weighted average number of common shares and common share equivalents (using the treasury stock method and the initial public offering price of $15.00 per share) outstanding during the periods. The outstanding shares of Series A Preferred Stock, which were automatically converted into shares of Common Stock upon the closing of the IPO, were included as common share equivalents. In addition, Common Stock options and Preferred Stock warrants granted were included as common share equivalents. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, stock options and stock warrants granted during the twelve months immediately preceding the initial filing date of the IPO were included in the calculation as if they were outstanding for all periods prior to the IPO.

         Net income (loss) per share for the periods subsequent to the IPO was computed using the weighted average number of common and common share equivalents outstanding during each fiscal quarter. Common share equivalents consist of stock options and warrants (using the treasury stock method). Common share equivalents are excluded from the computation if their effect is antidilutive for the fiscal quarter.

         Accounting for Stock-Based Compensation: During the fiscal year ended September 30, 1997, the Company adopted the disclosure requirements of SFAS
No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which changes measurement, recognition and disclosure standards for stock-based compensation. However, as permitted by SFAS No. 123, the Company continues to measure stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion

No. 25"). As such, the adoption of SFAS No. 123 did not materially impact the financial position or the results from operations of the Company.

         Future Disclosure Requirements: The Company will adopt SFAS No. 128, Earnings Per Share ("SFAS No. 128"), on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. Management has not determined the effect of adopting SFAS No. 128.

         The Company will adopt SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), for the fiscal year ending September 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management has not determined the effect of adopting SFAS No. 130.

         The Company will adopt SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"), for the fiscal year ending September 30, 1999. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management has not determined the effect of adopting SFAS No. 131.

C.   MARKETABLE SECURITIES

         The Company has classified all marketable securities as available for sale. The amortized cost approximates market value, yielding no unrealized holding gains or losses at September 30, 1997 and 1996. The amortized cost of the marketable securities consisted of the following at September 30, 1997 and 1996:

                                        1997                       1996
                                        ----                       ----
         Government notes        $  1,014,443               $  4,213,572
         Corporation notes         18,380,108                 11,442,036
                                 ------------               ------------
                                  $19,394,551                $15,655,608
                                  ===========                ===========

         The maturities of these securities as of September 30, 1997 and 1996 were as follows:

                                              1997                       1996
                                             ------                      ----
     Within one year                   $17,340,509                $14,083,838
     After one year through two years    2,054,042                  1,571,770
                                       -------------              -------------
                                       $19,394,551                $15,655,608
                                         ===========                ===========

D.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at September 30, 1997 and 1996:

                                          1997             1996
                                         ----             ----
Office equipment.....................   $302,947        $224,930
Laboratory equipment.................    184,867         140,962
Leasehold improvements...............     43,946          25,393
                                         -------        ----------
                                         531,760         391,285
Less:  accumulated depreciation
 and amortization.....                  (245,207)        (92,753)
                                       ----------       -----------
                                        $286,553        $298,532
                                      ==========        =========

         Included in the above amounts is equipment under capital lease obligations with a cost of approximately $176,000 at September 30, 1997 and 1996, and a net book value of approximately $70,000 and $122,000 at September 30, 1997 and 1996, respectively.

E.        ACCRUED EXPENSES

         At September 30, 1997 and 1996, accrued expenses consisted of the following:

                                                           1997            1996
                                                          ----            ----
Bucindolol contract payment due to Astra Merck....... $10,000,000
Bucindolol liabilities assumed by Astra Merck........     812,693    $1,343,855
Payroll related liabilities..........................     391,660       322,655
Franchise taxes......................................      57,199        83,000
Income taxes..........................................       ---         37,000
Other.................................................    103,939        40,156
                                                     ------------    -----------
                                                     $ 11,365,491    $1,826,666
                                                     ============     ==========

F.        COMMITMENTS

         The Company leases office space under non-cancelable operating leases. Rent expense under non-cancelable leases was approximately $147,000, $74,000 and $16,000 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The Company also leases certain equipment under capital leases.



         At September 30, 1997, the Company's future minimum payments under lease arrangements consisted of the following:

                                                                     Operating          Capital
               Fiscal Year Ending September 30,                        Leases           Leases
               --------------------------------                       ---------        ---------
         1998........................................................... .$187,218    $ 61,327
         1999............................................................  184,916      69,622
         2000............................................................  190,265         ---
         2001............................................................  112,850         ---
                                                                         ---------    --------
         Total minimum lease payments.............................        $675,249     130,949
                                                                          ========
         Less:  amount representing interest........................                   (22,297)
                                                                                       ---------
         Present value of future minimum lease payments                               $108,652
                                                                                       ========


         The Company incurred interest expense of approximately $25,000, $33,000 and $1,000 related to the capital leases for the fiscal years ended September 30, 1997, 1996 and 1995, respectively.

G.       NOTES PAYABLE

         Notes payable at September 30, 1997 and 1996 consisted of the following:

                                                                        1997                 1996
                                                                   ----------------     ----------------
           Note payable to North Carolina Biotechnology
                Center, including accrued interest at 8.75% ,
                principal and interest due December 1, 2000        $     20,703         $      9,462

           Note payable to minority stockholder of
               Renaissance, payable in
               semi-annual installments of $25,000,
               including accrued interest at 5.79%,
               to March 1, 2000                                         119,431                 ---
                                                                   ----------------     -- -------------
           Total notes payable                                          140,134                9,462

           Less - current portion                                        43,912                  ---
                                                                   ----------------     ----------------
           Long-term notes payable                                 $     96,222         $      9,462
                                                                   ================     ================

         Notes payable are unsecured. At September 30, 1997, future maturities of notes payable are as follows:

Fiscal Year Ending September 30,
1998............................................................ $  43,912
1999............................................................    46,694
2000............................................................    28,825
2001............................................................    20,703
                                                                  ----------
                                                                  $140,134
                                                                   ========

H.   STOCKHOLDERS' EQUITY

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

         Preferred Stock: The Certificate of Incorporation of Intercardia authorizes the issuance of up to 3,000,000 shares of Preferred Stock, at a par value of $.01 per share. The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company. No shares of Preferred Stock were outstanding at September 30, 1997 and 1996.

         In December 1994, Interneuron converted $1,367,220 of advances into 182,296 of shares of Series A Preferred Stock. During the fiscal year ended September 30, 1995, the Company raised approximately $2,984,000, net of issuance costs of approximately $843,000, in a private placement of 510,325 shares of its Series A Preferred Stock at $7.50 per share. All shares of Series A Preferred Stock were converted into Common Stock on a one-for-one basis upon completion of Intercardia's IPO in February 1996. In connection with this private placement, the Company also issued warrants to purchase 51,033 shares of Series A Preferred Stock at an exercise price of $8.25 per share. Upon completion of Intercardia's IPO, these warrants were converted into warrants to purchase Common Stock with the same exercise price. During the year ended September 30, 1997, a warrant to purchase 2,000 shares was exercised on a cashless basis, resulting in 1,156 shares being issued by Intercardia. As of September 30, 1997, warrants to purchase 49,033 shares of Common Stock were outstanding, all of which are exercisable until February 1, 2001.

         Stock Option Plan: Under Intercardia's 1994 Stock Option Plan (the "Plan"), incentive stock options ("ISOs") or non-qualified stock options to purchase 1,500,000 shares of Intercardia's Common Stock may be granted to employees, directors and consultants of the Company. The exercise price of the ISOs granted under the Plan must not be less than the fair market value of the Common Stock as determined on the date of the grant. The options may have a term up to 10 years. All options which have been granted under the Plan vest at various rates over periods from two to seven years following the date of the grant.

         Stock option activity under the Plan was as follows:
                                                                         Weighted Average
                                                        Shares               Exercise Price
                                                        -----            -----------------
   Outstanding at September 30, 1994..................    ---                   ---
            Granted..................................   683,557             $  0.54
                                                       --------
   Outstanding at September 30, 1995.................   683,557             $  0.54
            Granted.................................    408,741             $ 20.68
            Exercised...............................     (4,000)            $  0.59
                                                       ----------
   Outstanding at September 30, 1996...............   1,088,298             $  8.11
            Granted................................     231,000             $ 18.99
            Exercised.............................       (8,500)            $  0.47
            Canceled..............................      (10,875)            $ 22.09
                                                      -----------
   Outstanding at September 30, 1997.............     1,299,923             $  9.97
                                                      ===========



         As of September 30, 1997 and 1996, options for 449,727 and 199,594 shares, respectively, were vested.

                                           Options Outstanding                           Options Exercisable
                            ---------------------------------------------------     ------------------------------
                                              Weighted          Weighted                               Weighted
            Range of                           Average           Average                               Average
            Exercise            Number        Exercise          Remaining               Number         Exercise
             Price           Outstanding        Price      Contractual Life          Exercisable        Price
             -----           -----------        -----      ----------------          -----------        -----
           $0.36  -  $1.00         676,057          $0.55       7.5 years                  381,205           $0.55
            $9.00 - $15.00          74,975         $12.12       8.3 years                   22,483          $12.60
           $18.50 - $20.50         475,391         $19.64       9.1 years                   46,039          $19.77
             $32.00                 73,500         $32.00       8.7 years                      ---             ---
                            --------------                                          ---------------
                                 1,299,923          $9.97       8.2 years                  449,727           $3.12
                            ===============                                         ===============

         Under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options to employees, except if an option is granted with an exercise price at less than fair market value. SFAS No. 123 requires the use of option valuation models to recognize as expense stock option grants to consultants and to provide supplemental information regarding options granted to employees after September 30, 1995.

         Pro forma information regarding net income (loss) shown below was determined as if the Company had accounted for its employee stock options and shares issued under its Employee Stock Purchase Plan ("ESPP") under the fair value method of SFAS No. 123. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                               1997              1996
                                               ----              ----
Dividend yield                                   0%                0%
Expected volatility                           67.0%             67.0%
Risk-free interest rate                         6.1%-6.9%        6.1% - 6.9%
Expected option life after shares are vested    2 years          2 years

         For the fiscal year ended September 30, 1997, all options were issued with an exercise price equal to fair market value and these assumptions resulted in weighted average fair value of stock options granted of $11.46. The weighted average fair value and exercise price of stock options granted during the fiscal year ended September 30, 1996 were as follows:

                                                                                      Weighted Average
                                                                            --------------------------------------
                                                                                                    Exercise
                                                                               Fair Value             Price
                                                                            -----------------    -----------------
           Options whose exercise price at the date of grant was:
              Equal to estimated market value of stock                      $          13.54     $          21.81
              Below estimated market value of stock                         $          10.50     $           9.00


         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income (loss) for the fiscal years ended September 30, 1997 and 1996 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to October 1, 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows for the fiscal years ended September 30, 1997 and 1996:

                                                    1997                                          1996
                                  -----------------------------------------     -----------------------------------------
                                     As Reported             Pro Forma             As Reported             Pro Forma
                                   -------------           -----------            ------------             ----------
Net income (loss)                   $(10,078,741)          $(12,590,067)             $1,182,865               $640,574
Net income (loss) per share               $(1.45)                $(1.81)                  $0.20                  $0.11


         The pro forma effects of the options to purchase shares under the ESPP on net income (loss) included in this table were approximately $160,000 and $67,000 for the fiscal years ended September 30, 1997 and 1996, respectively.

         Subsidiary Stock Option Plans: Intercardia's subsidiaries, Aeolus, CPEC and Renaissance, also have stock option plans. The number of options authorized for the Aeolus stock option plan is 50,000 shares. During the year ended September 30, 1997, an option to purchase 30,000 shares of common stock was granted. This option was outstanding at September 30, 1997. The number of options authorized for the CPEC stock option plan is 11,000 shares. An option for 572 shares was granted during the fiscal year ended September 30, 1995. This option was purchased and exercised by Intercardia in September 1996. No options were outstanding under the CPEC stock option plan at September 30, 1997. The number of options authorized for the Renaissance stock option plan is 68,055 shares, with no options granted or outstanding at September 30, 1997.

         Employee Stock Purchase Plan: In October 1995, Intercardia adopted an Employee Stock Purchase Plan ("ESPP") covering an aggregate of 100,000 shares of Common Stock. The first offering period began February 1, 1996 and ended on September 30, 1996. The second offering period began October 1, 1996 and ended September 30, 1997. Subsequent offerings will be for one year periods beginning on October 1 of each year (an "Offering") and will be divided into two six-month Purchase Periods (the "Purchase Periods"). Employees may contribute up to ten percent (10%) of gross wages, with certain limitations, via payroll deduction, to the ESPP. Stock will be purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the last sale price of Intercardia's Common Stock on the first day of an Offering or the last day of the related Purchase Period. Employees of Intercardia and Interneuron are eligible to participate in the ESPP. As of September 30, 1997 and 1996, 28,885 and 11,982 shares, respectively, of Common Stock had been purchased pursuant to the ESPP. The weighted average fair value of the options to purchase shares under the ESPP were $9.90 and $5.62 for the fiscal years ended September 30, 1997 and 1996, respectively.

         Minority Interest: The minority interest in the September 30, 1996 Consolidated Balance Sheet, and the Consolidated Statement of Operations for the fiscal year ended September 30, 1996, related to the 20% minority interest in net income earned by CPEC for the fiscal year ended September 30, 1996, offset by 20% of the previous cumulative deficit incurred by CPEC since its acquisition by Intercardia. As CPEC incurred a net loss in excess of this amount during the fiscal year ended September 30, 1997, this minority interest balance was reversed during the fiscal year ended September 30, 1997.

I.       INCOME TAXES

         As of September 30, 1997 and 1996, the Company had federal net operating loss carryforwards of approximately $986,000 and $805,000, respectively, and state operating loss carryforwards of approximately $4,995,000 and $2,716,000, respectively. The use of these federal net operating loss carryforwards may be subject to limitation under the change in the stock ownership rules of the Internal Revenue Code. The federal net operating losses will begin to expire in 2010. The state net operating losses will begin to expire in 2001.

         Significant components of the Company's deferred tax assets at September 30, 1997 and 1996 consisted of the following:



                                                                           1997                      1996
                                                                           ----                      ----
         Net operating loss carryforwards                              $   590,000              $  412,000
         Accrued contract liability                                      3,400,000                  -----
         AMT credit carryforwards                                           37,000                  37,000
         Accrued payroll related liabilities                               131,000                 123,000
         Charitable contribution carryforwards                              95,000                 132,000
         Other                                                             122,000                  60,000
                                                                       -----------               ----------
                  Total deferred tax assets                              4,375,000                 764,000
         Valuation allowance for deferred assets                        (4,375,000)               (764,000)
                                                                       --------------         ---------------
                  Net deferred tax asset                               $       ---              $     ---
                                                                       ================          ============


         Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance.

         The Company's expected regular income tax expense for the fiscal year ended September 30, 1996 was offset by the utilization of $717,000 of the valuation allowance previously established for deferred tax assets related to net operating loss carryforwards from the period ended September 30, 1994 and the fiscal year ended September 30, 1995. However, a Federal Alternative Minimum Tax ("AMT") was recorded for the fiscal year ended September 30, 1996 due to limitations on the use of net operating loss carryforwards for AMT purposes.

         Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

                                                        1997                   1996                  1995
                                                        ----                   ----                  ----

      United States Federal statutory rate        $     (3,620,000)      $        608,000       $      (858,000)
      State taxes (net of federal benefit)                (110,000)              (107,000)              (65,000)
      Change in valuation reserves                       3,611,000               (522,000)              908,000
      Other                                                119,000                 58,000                15,000
                                                 ------------------     -------------------    ------------------
         Provision for income taxes               $            ---      $          37,000      $            ---
                                                 ===================    ===================    ==================
      Effective tax rate                                 0%                     2%                    0%
                                                 ===================    ===================    ==================

J.       ACQUISITIONS

         In September 1997, Intercardia acquired all of the newly issued Series A Preferred Stock of Renaissance, which represented 79.6% of the total shares of preferred and common stock of Renaissance. Renaissance is an early stage company conducting research in the area of hepatic stem cells. The acquisition was accounted for using the purchase method of accounting. The purchase price for the Renaissance Preferred Stock was $500,000, of which approximately $411,000 was expensed as in-process research and development, because feasibility of the in-process research has not yet been established and the technology has no alternative future use. Because Intercardia controls the activities of Renaissance through its majority ownership interest, the financial statements of Renaissance are included in the consolidated financial statements of the Company. Renaissance had limited activity prior to the acquisition.

         In July 1995, Intercardia acquired all of the newly issued Series A Preferred Stock of Aeolus, which represented 61.2% of the total shares of preferred and common stock of Aeolus. Aeolus is conducting research and development on catalytic antioxidant small molecules as therapeutics for a variety of conditions, including neonatal respiratory distress syndrome and resulting broncho-pulmonary dysplasia, stroke and asthma. The purchase price for the newly issued Series A Preferred Stock was $375,000, which was paid in cash to Aeolus (a consolidated subsidiary of the Company) and was not a payment to a third party outside the Company's consolidated group. The acquisition was accounted for using the purchase method of accounting. Because Intercardia controls the activities of Aeolus through its majority ownership interest, the financial statements of Aeolus are included in the consolidated financial statements of the Company. Aeolus had no activity or operations prior to the acquisition.

         In September 1994, Intercardia acquired 80.0% of the outstanding common stock of CPEC. CPEC has an exclusive worldwide license to bucindolol, a non-selective beta-blocker currently under development for treatment of congestive heart failure. CPEC had no other assets or operations at the time of the acquisition. Bucindolol is in a Phase III clinical trial, the BEST Study, for treatment of congestive heart failure sponsored by the NIH and the VA. The NIH and VA have agreed to provide up to $15,750,000 during the course of the BEST Study and CPEC was obligated to provide up to $2,000,000 of study costs, of which $1,750,000 had been paid as of September 30, 1997, and to fund other costs of the study including drug supply and monitoring costs.

         The purchase price for the 80.0% of CPEC's outstanding common stock was approximately $1,852,000 consisting of 170,000 shares of common stock of Interneuron, and payments or assumed liabilities to stockholders of CPEC and others of $1,093,000. The value of the 170,000 shares provided by Interneuron to Intercardia to consummate the CPEC acquisition was deemed to be $759,000, representing approximately 70% of the market price of the Interneuron common stock at such date. The value was reduced to 70% due to restrictions on the sale of the stock. Additionally, two future issuances of Interneuron's common stock of a maximum of 75,000 shares each (subject to adjustment based on the market price of Interneuron common stock at the time of issuance) are required upon achieving the milestones of filing a New Drug Application ("NDA") and receiving an approval letter from the Food and Drug Administration ("FDA") to market bucindolol. Each additional payment would have a minimum and maximum charge to the Company of $750,000 and $1,875,000, respectively. The value of these additional shares has not been included in the purchase price because their issuance is contingent upon achieving these milestones. In the event these milestones are achieved, the Company will incur charges to operations equal to the fair market value of the Interneuron common stock advanced to the Company to make such payments. In exchange for Interneuron providing such shares, Intercardia will pay Interneuron the value of such shares, either in cash or Intercardia Common Stock, at Intercardia's option. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the bucindolol technology rights, and because bucindolol is not a currently commercializable product and future benefits are dependent upon successful completion of clinical trials and FDA approval, the Company recorded a charge to in-process research and development of $1,852,000 for the costs associated with this transaction.

         In September 1996, Intercardia acquired an additional 0.1% of the outstanding common stock of CPEC for $350,000 and expensed the cost as in-process research and development.

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

Astra Merck Collaboration

         In December 1995, the Company executed a Development and Marketing Collaboration and License Agreement (the "Astra Merck Collaboration") with Astra Merck Inc. ("Astra Merck") to provide for the development, commercialization and marketing in the United States of a twice-daily formulation of bucindolol for the treatment of congestive heart failure. Astra Merck made an initial $5,000,000 payment to the Company and assumed responsibility for certain liabilities owed by the Company. Astra Merck funds certain expenses and expenditures incurred in connection with the development and commercialization of the twice-daily formulation of bucindolol in the United States, including any payments due under the BEST Study. Astra Merck will also pay royalties to the Company on net sales of the twice-daily formulation in the United States and pay the royalties due to Bristol-Myers under the Bucindolol License. In addition, Astra Merck must also pay to CPEC $5,000,000 if bucindolol is the first beta-blocker approved by the FDA for the treatment of congestive heart failure based upon a reduction in heart failure mortality claims and $10,000,000 upon first attainment of $206,000,000 of net sales in the United States during any consecutive 12-month period (indexed for inflation). Under the terms of the Astra Merck Collaboration, the Company has agreed to pay Astra Merck $10,000,000 in December 1997, which has been accrued as a liability at September 30, 1997, and up to $11,000,000 for one-third of product launch costs incurred beginning when the Company files an NDA for the twice-daily formulation and continuing through the first 12 months subsequent to the first commercial sale of the formulation, which will be expensed as the related charges are incurred. In the event the Company elects not to make these payments, the royalties payable by Astra Merck to the Company would be significantly reduced. The Astra Merck Collaboration continues in effect until December 31, 2010, subject to Astra Merck's option to extend it for two additional five-year periods. During the fiscal years ended September 30, 1997 and 1996, the Company recognized contract and license fee revenue of approximately $553,000 and $5,000,000, respectively, from payments made by Astra Merck to the Company. During the fiscal years ended

September 30, 1997 and 1996, Astra Merck assumed additional liabilities of approximately $5,505,000 and $4,301,000, respectively, on the Company's behalf. These additional amounts did not flow through the Company's Statement of Operations, as they were offset against related expenses. As of September 30, 1997, the Company's Balance Sheet included approximately $903,000 of accounts receivables due from Astra Merck and approximately $813,000 of accrued expenses related to obligations assumed by Astra Merck.

Knoll AG Collaboration

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

JAGO Pharma Development Agreement

         In April 1996, the Company entered into an Agreement for a Feasibility Study ("Feasibility Study Agreement") and a License Agreement ("Jago License") with Jago Pharma AG and its affiliates ("Jago"). The study contemplated by the Feasibility Study Agreement is designed to determine the feasibility of developing a once-daily formulation of bucindolol. The Company made an initial payment of $390,000 upon signing the Feasibility Study Agreement. The Feasibility Study Agreement expires 60 days after receipt by the Company of the Preliminary Pharmacokinetic Study from Jago, or, if earlier, immediately upon a default or breach of confidentiality provisions or upon another breach or default not cured within 30 days of notice thereof, upon bankruptcy of a party or if the Company determines in its sole discretion not to proceed with the next phase of the study. The Jago License has a perpetual term, but contains similar breach and bankruptcy termination provisions as the Feasibility Study Agreement. The Company will make additional payments to Jago if certain milestones are achieved, and will pay royalties to Jago on net sales of the once-daily formulation, if developed under these agreements, until the expiration of the relevant patent on a country-by-country basis, or 15 years, if no patent is issued in that country.

Duke License

         In July 1995, Aeolus obtained an exclusive worldwide license (the "Duke License") from Duke University ("Duke") to develop, make, have made, use and sell products using certain technology in the field of free radical and antioxidant research, developed by certain scientists at Duke. Future discoveries in the field of antioxidant research from these scientists' laboratories at Duke are also covered by the Duke License. The Duke License requires Aeolus to use its best efforts to pursue development of products using the licensed technology and compounds. Such efforts are to include the manufacture or production of products for testing, development and sale. Aeolus is also obligated to use its best efforts to have the licensed technology cleared for marketing in the United States by the FDA and in other countries in which Aeolus intends to sell products using the licensed technology. Aeolus will pay royalties to Duke on net product sales during the term of the Duke License and milestone payments upon the occurrence of certain events, including FDA approval of the first product using the licensed technology. In addition, Aeolus is obligated under the Duke License to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the Duke License continues until the expiration of the last to expire issued patent on the licensed technology.

National Jewish Medical Center

         In September 1997, Aeolus executed a Sponsored Research Agreement (the "National Jewish Agreement") with National Jewish Medical and Research Center ("National Jewish"). The National Jewish Agreement grants Aeolus an option to negotiate a royalty-bearing exclusive license for certain technology, patents and inventions resulting from research by certain individuals at National Jewish within the field of antioxidant, nitrosylating and related areas. Aeolus has agreed to support National Jewish's costs incurred in performance of the research, which costs shall not exceed $400,000 during the first year of the agreement. Aeolus paid National Jewish $200,000 pursuant to the National Jewish Agreement during the fiscal year ended September 30, 1997. The National Jewish Agreement remains in effect until terminated by mutual consent, or upon three months notice by either party.

University of North Carolina

         In September 1997, Renaissance executed a Sponsored Research Agreement (the "UNC Agreement") with the University of North Carolina at Chapel Hill ("UNC"). The UNC Agreement covers research at UNC by certain scientists in the area of hepatic stem cells and grants Renaissance a first option to obtain an exclusive license to inventions resulting from the UNC Agreement. Renaissance has agreed to reimburse UNC for certain costs in connection with the research in an amount not to exceed $450,000 per year for each of the first two years of the UNC Agreement. Renaissance paid UNC approximately $113,000 pursuant to the UNC Agreement during the fiscal year ended September 30, 1997. The UNC Agreement remains in effect until terminated by mutual consent, or upon twelve months notice by either party.

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

L.       RELATED PARTY TRANSACTIONS

         The Company has licensed certain patents and technologies from Duke relating to research performed by a director and stockholder of Aeolus and his associates. Duke is a minority stockholder of Aeolus. Aeolus is obligated to pay to Duke royalties on net product sales and two milestone payments of $500,000 each upon regulatory approval of the first product using the licensed technology and an annual sales level of $30,000,000. The Company was also obligated to pay up to $80,000 in patent expenses which were accrued at September 30, 1995 and paid during the fiscal year ended September 30, 1996. In addition, Aeolus made unrestricted gifts to Duke of $125,000, $200,000 and $100,000 during the fiscal years ended September 30, 1997, 1996 and 1995, respectively, and Aeolus paid $45,000 to Duke during each of the fiscal years ended September 30, 1997 and 1996 for research support in conjunction with a collaborative research program. The Company also made payments to Duke of approximately $27,000 for services and equipment during the fiscal year ended September 30, 1997.

         Under consulting agreements with several minority stockholders of Aeolus to provide scientific advice and administrative services, Aeolus is obligated to make monthly payments, generally for a one-year period subject to annual renewal. Payments under these agreements were approximately $151,000 , $128,000 and $23,000 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. As of September 30, 1997, approximately $121,000 remains to be paid under these agreements.

         Prior to its acquisition by Intercardia, Renaissance issued a note payable ("Note") in the amount of approximately $144,000 to a minority stockholder for costs incurred on behalf of Renaissance. During the fiscal year ended September 30, 1997, Renaissance made a $25,000 payment on the Note. The balance due on the Note at September 30, 1997 was approximately $119,000.

         During the fiscal years ended September 30, 1996 and 1995, Interneuron performed certain services for the Company for which the Company was charged approximately $3,000 and $94,000, respectively. Interneuron also has paid for certain Intercardia expenses which were reimbursed by Intercardia at cost. Interneuron has guaranteed Intercardia's equipment leases.

         The Company had a consulting agreement with Myocor, Inc. ("Myocor"), which provided for consulting fees aggregating $300,000 over the three-year period beginning in October 1994. During the fiscal years ended September 30, 1997, 1996 and 1995, the Company expensed $75,000, $100,000 and $125,000, respectively, under this agreement. The Company also had a research agreement with Myocor, under which the Company made payments of approximately $41,000 during the fiscal year ended September 30, 1996. No amounts remain to be paid under either agreement. Stockholders of Myocor are former stockholders of CPEC.

         The Company had a consulting agreement with Zascor, Inc. ("Zascor"). The Company made consulting and expense payments of approximately $6,000, $32,000 and $27,000 during the fiscal years ended September 30, 1997, 1996 and 1995, respectively. The Company also had a technology option agreement with Zascor, under which the Company made payments of approximately $23,000 and $68,000 during the fiscal years ended September 30, 1996 and 1995, respectively. No amounts remain to be paid under either agreement. Zascor is controlled by a former stockholder of CPEC.

         Interneuron's Chairman is the Chairman of Paramount Capital, Inc. ("Paramount Capital"), which acted as placement agent in the issuance of the Series A Preferred Stock through a private placement during the fiscal year ended September 30, 1995. This individual was a director of Intercardia at the time of the private placement. Paramount Capital, together with its brokers, received an 11% commission on the placement, equal to approximately $399,000 and designees of Paramount Capital received warrants to purchase an aggregate of 46,767 shares of Series A Preferred Stock. Interneuron's Chairman received warrants to purchase 30,092 of these shares. D.H. Blair & Co., Inc. ("Blair") was a selected dealer in the private placement. Blair is substantially owned by family members of a principal stockholder of Interneuron. Blair received fees aggregating approximately $22,000 and designees of Blair received warrants to purchase an aggregate of 4,266 shares of Series A Preferred Stock. All of these warrants are exercisable for Common Stock at an exercise price of $8.25 per share until February 1, 2001, and, pursuant to a cashless exercise provision, may be exercised without the need to pay any cash. Intercardia also indemnified Paramount and Blair against certain liabilities. Interneuron received approximately $348,000 during the fiscal year ended September 30, 1995 for providing put protection rights in connection with the Company's private placements of Series A Preferred Stock. This amount was recorded by Intercardia as stock issuance costs.

M.       SUBSEQUENT EVENT

         On November 5, 1997, Intercardia executed a letter of intent ("Letter of Intent") to purchase all of the outstanding stock of Transcell Technologies, Inc. ("Transcell") and certain related technology owned by Interneuron in exchange for Intercardia Common Stock with an aggregate market value as of November 5, 1997 of approximately $15,000,000. In addition, Intercardia will issue Intercardia stock options to Transcell employees and consultants with a market value as of November 5, 1997 of approximately $3,000,000 to $4,000,000. The transaction is subject to final due diligence and approval by Transcell Intercardia stockholders. Transcell is a majority-owned subsidiary of Interneuron and is conducting research and development utilizing carbohydrate-based combinatorial chemistry. The acquisition will be accounted for by using the purchase method of accounting.

         Under the terms of the Letter of Intent, owners of Transcell stock will receive Intercardia Common Stock in three installments. The first installment, representing approximately $6,000,000 as of November 5, 1997, will be made upon closing the transaction, which is estimated to occur in the first calendar quarter of 1998 (the "Closing"). The number of Intercardia shares to be received by Transcell stockholders at the Closing will be determined by Intercardia's stock price during the week prior to Closing. The minimum Intercardia stock price to be used for determining the number of shares to be issued for the initial installment will be $19.00 per share and the maximum will be $25.00 per share. The second and third installments will each consist of approximately $3,000,000 of Intercardia Common Stock, as valued at each date, and will be issued 15 and 21 months after Closing.

         In exchange for certain license and technology rights owned by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Intercardia will issue to Interneuron $3,000,000 of Intercardia Common Stock (subject to the price range described above) at Closing and will pay Interneuron a royalty on net sales of certain products that may result from a research collaboration originally entered into among Transcell, Interneuron and Merck & Co., Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERCARDIA, INC.

                                        By:/s/ Clayton I. Duncan
                                          -----------------------------------
                                         President and Chief Executive Officer

Date: December 19, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.




                  Signature                                   Capacity                           Date
/S/ Clayton I. Duncan                      Director, President and Chief Executive            December 19, 1997
----------------------------------------       Officer (Principal Executive Officer)
              Clayton I. Duncan

/S/  Richard W. Reichow                    Senior Vice President, Chief Financial             December 19, 1997
----------------------------------------       Officer and Treasurer (Principal Financial
             Richard W. Reichow                and Accounting Officer)


/S/ Glenn L. Cooper, M.D.                  Director                                           December 19, 1997
----------------------------------------
         Glenn L.  Cooper, M.D.


/S/ Joseph J. Ruvane, Jr.                  Director                                           December 19, 1997
----------------------------------------
            Joseph J.  Ruvane, Jr.

/S/ David B. Sharrock                      Director                                           December 19, 1997
----------------------------------------
             David B.  Sharrock