Form 10-K/A
period 1997-09-30
INTERCARDIA INC
filed 1998-01-28
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the fiscal year ended September 30, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                            to
                                          --------------------------    --------
Commission File Number 0-27410

                                INTERCARDIA, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   56-1924222
------------------------                     ---------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

 P.O.  Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, North Carolina                   27709
---------------------------------------         ----------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: 919-558-8688

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($.001 par value per share)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on January 22, 1998, on the Nasdaq National Market was approximately $39,219,000 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of January 22, 1998, the registrant had outstanding 6,773,828 shares of Common Stock.

                                    PART III

         Certain information required by Part III was omitted from the Registrant's report on Form 10-K filed on December 19, 1997, because at that time Intercardia, Inc. ("Intercardia") intended to file a definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because the Registrant no longer intends to file the Proxy Statement within such 120-day period, the omitted information is filed herewith and provided below as required. The "Company" refers collectively to Intercardia and its majority-owned subsidiaries, CPEC, Inc., a Nevada corporation ("CPEC"), Aeolus Pharmaceuticals, Inc. a Delaware corporation ("Aeolus") and Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance").

Item 10. Directors and Executive Officers of the Registrant.

         As of December 31, 1997, the directors of the Registrant were as follows:

       Name                            Age                 Director Since
       ----                            ---                 --------------
Clayton I. Duncan                      48                       1995
Glenn L. Cooper, M.D.                  45                       1994
Joseph J. Ruvane, Jr.                  72                       1995
David B. Sharrock                      61                       1995


         CLAYTON I. DUNCAN has been President, Chief Executive Officer and a director of Intercardia since January 1995. From 1989 until December 1993, Mr. Duncan was President and Chief Executive Officer of Sphinx Pharmaceuticals Corporation ("Sphinx"), a biopharmaceutical company which was acquired by Eli Lilly and Company ("Lilly") in September 1994. From December 1993 until September 1994, he served as an independent consultant to Sphinx with regard to the sale of Sphinx to Lilly. From 1987 to 1989, Mr. Duncan was a General Partner of Intersouth Partners, a venture capital firm. From 1979 to 1987, he was an executive with Carolina Securities Corporation, serving as Executive Vice President and a director from 1984 to 1987. Mr. Duncan was founder and Chairman of the Board of CRX Medical, Inc., a medical products company that conducted research and development in wound management, ophthalmic disorders and interventional radiology. Mr. Duncan is also a director of Transcell Technologies, Inc. ("Transcell"), a privately-held majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). Mr. Duncan received an M.B.A. from the University of North Carolina at Chapel Hill.

         GLENN L. COOPER, M.D. has been Chairman of the Board of Directors of Intercardia since March 1994. He was President and Chief Executive Officer of Intercardia from March 1994 to January 1995. Dr. Cooper has been President, Chief Executive Officer and a director of Interneuron since May 1993. Dr. Cooper has been the acting President and Chief Executive Officer of Transcell since March 1996. He was President and Chief Executive Officer of Progenitor, Inc. ("Progenitor"), a privately held majority-owned subsidiary of Interneuron, from

September 1992 to June 1994. Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx from 1990 to 1992. He was associated with Lilly beginning in 1985, most recently from 1987 to 1990 as Director, Clinical Research, Europe, of Lilly Research Center Limited, and from 1986 to 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from 1985 to 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories. Dr. Cooper is a director of each of Genta Incorporated, a biotechnology company, Transcell, Progenitor and InterNutria, Inc., a privately held majority-owned subsidiary of Interneuron. Dr. Cooper received his M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and received his A.B. from Harvard College.


         JOSEPH J. RUVANE, JR. has been director of Intercardia since May 1995. Mr. Ruvane was a director of Sphinx from 1989 to 1994, serving as its Chairman of the Board from 1990 to 1994. From 1988 to 1990, Mr. Ruvane served as Vice Chairman of the Board of Directors of Glaxo PLC ("Glaxo"), a multinational pharmaceutical company. From 1981 to 1988 he served as President and Chief Executive Officer of Glaxo. Mr. Ruvane also serves as a director of Connective Therapeutics, Inc., a biotechnology company, and Southern Research Institute, a non-profit contract research organization.


         DAVID B. SHARROCK has been a director of Intercardia since October 1995. Mr. Sharrock was associated with Marion Merrell Dow Inc., a multinational pharmaceutical company, and its predecessor companies for over 35 years until his retirement in December 1993. Most recently, since December 1989, he served as Executive Vice President, Chief Operating Officer and a director, and in 1988, he was named President and Chief Operating Officer of Merrell Dow Pharmaceutical Inc. Mr. Sharrock is also a director of Interneuron, Progenitor, Unitog Co. and Cincinnati Bell Inc.

         None of the directors is related by blood, marriage or adoption to any other director or any executive officer of Intercardia.

         The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers" located at the end of the Part I of this Form 10-K.

         Compliance with Section 16(a) of the Securities Act of 1934.

         To the Company's knowledge, there were no reports required under
Section 16(a) of the Securities Exchange Act of 1934, as amended, which were not timely filed during the fiscal year ended September 30, 1997 ("Fiscal 1997").

Item 11. Executive Compensation.


Executive Compensation


   Summary Compensation

         The following table sets forth all compensation paid or accrued by the Company for services rendered to it in all capacities for the fiscal years ended September 30, 1997, 1996 and 1995, to Intercardia's Chief Executive Officer and Intercardia's other executive officers who earned at least $100,000 in the respective fiscal year (collectively, the "Named Officers").




                           Summary Compensation Table

                                                                        Long-Term Compensation
                                                                                Awards
                                                                        ---------------------
                                                                        Stock
Name and                          Fiscal       Annual Compensation       Options      Aeolus          All Other
Principal Position                 Year        Salary         Bonus     (Shares)    Shares (1)    Compensation (2)
------------------              --------      --------       -------    --------   ----------     ----------------
Clayton I. Duncan,                1997        $275,600         $95,400     --          --              $3,345
   President and Chief            1996         251,667         112,500    139,241      --               1,555
   Executive Officer (3)          1995         168,750         --         251,557     7,353             1,258

David P. Ward, M.D.,              1997         207,000          54,000     20,000      --               3,134
   Senior Vice President,         1996         193,750          37,000     20,000      --               1,364
   Research & Development (4)     1995          99,615         --         120,000      --               1,189

Richard W. Reichow,               1997         196,650          52,725     20,000      --               3,192
   Senior Vice President, Chief   1996         173,333          30,000     20,000      --               1,600
   Financial Officer, Treasurer
   and Secretary

John P. Richert,                  1997         107,083          17,280     10,000      --               1,245
   Vice President, Market
   Development

W. Bennett Love,                  1997         105,452          17,280     29,000      --               1,708
   Vice President, Corporate
   Planning/Communications


------------------------------------
(1) Shares of the Common Stock of Aeolus were issued to Mr. Duncan during the fiscal year ended September 30, 1995 for $0.001 per share.
(2) Consists of life and long-term disability insurance premiums and health club fees reimbursed or paid on behalf of the Named Officers.
(3) Compensation for the fiscal year ended September 30, 1995 covers the period commencing upon Mr. Duncan joining Intercardia in January 1995.
(4) Compensation for the fiscal year ended September 30, 1995 covers the period commencing upon Dr. Ward joining Intercardia in March 1995.

     Management Incentive Plan

         The Compensation Committee and the Board of Directors has approved a Management Incentive Plan ("MIP") for the executive officers of Intercardia. The MIP provides for cash payments to the executive officers upon the achievement of certain corporate and individual objectives. The MIP is intended to be an annual compensation program. For the calendar year ended December 31, 1996 ("Calendar 1996"), the corporate objectives related to the development and commercialization of bucindolol, Intercardia's most advanced development project. For the calendar year ended December 31, 1997 ("Calendar 1997"), the corporate objectives related primarily to the development and commercialization of bucindolol and the identification and advancement of other potential products or programs. The corporate and individual objectives for Calendar 1997 were evaluated and measured during January 1998, and cash payments will be made to the executive officers prior to the end of January 1998.

     Option Grants, Exercises and Holdings and Fiscal Year-End Option Values

         The following table summarizes all option grants during the fiscal year ended September 30, 1997 to the Named Officers:

            Option Grants During Fiscal Year Ended September 30, 1997

                                                                                         Potential Realizable
                                                                                           Value at Assumed Annual
                             Number of                                                      Rates of Stock Price
                              Shares          % of Total      Exercise or                     Appreciation for
                            Underlying     Options Granted     Base Price                      Option Term (2)
                                                                                             -----------------
                              Options      to Employees in        Per        Expiration
Name                          Granted      Fiscal Year 1997    Share (1)        Date          5%           10%
----                          -------      ----------------    ---------        ----          --           ---

David P. Ward, M.D.          20,000(3)       9.4%             $ 19.00          2-19-2007   $234,908      $599,138
Richard W. Reichow           20,000(3)       9.4%               19.00          2-19-2007    234,908       599,138
John P. Richert              10,000(4)       4.7%               19.00          2-19-2007    117,454       299,569
W. Bennett Love               5,000(5)       2.3%               19.00          2-19-2007     58,727       149,784
                             12,000(6)       5.7%               19.00          2-19-2007    140,945       359,483
                             12,000(7)       5.7%               19.50          6-10-2007    147,161       372,936


------------------------------------
(1) The exercise price may be paid in cash or a check to the order of Intercardia, or by any other means determined by the Board of Directors.

(2) The compounding assumes a 10-year exercise period for all option grants. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.

(3) These options were granted in February 1997 and are exercisable in equal installments over a 36-month period commencing in April 1999.

(4) These options were granted in February 1997 and are exercisable in equal installments over a 36-month period commencing in July 1999.

(5) These options were granted in February 1997 and are exercisable in equal installments over a 36-month period commencing in September 1999.

(6) These options were granted in February 1997 and are exercisable in equal installments over a 36-month period commencing in February 1997.

(7) These options were granted in June 1997 and are exercisable in equal installments over a 36-month period commencing in June 1997.



         The following table sets forth certain information concerning all stock option exercises during the fiscal year ended September 30, 1997 by the Named Officers, and the number and value of unexercised options held by the Named Officers as of September 30, 1997:

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

                                                                 Number of                       Value of
                                                           Securities Underlying               Unexercised
                              Shares                        Unexercised Options            In-the-Money Options
                             Acquired       Value          at September 30, 1997        at September 30, 1997 (2)
Name                        on Exercise Realized (1)   Exercisable    Unexercisable    Exercisable    Unexercisable
------                      ----------- ------------   -----------    -------------    -----------    -------------

Clayton I. Duncan........      --            --            173,688          217,110     $3,733,409       $2,127,229
David P. Ward, M.D.......      --            --             60,000          100,000      1,322,000        1,392,000
Richard W. Reichow.......     2,000        $37,030          57,000          100,000      1,255,580        1,392,000
John P. Richert..........      --            --             25,333           49,667        407,666          461,334
W. Bennett Love..........      --            --             21,333           48,667        398,166          471,334


------------------------------------
(1) Market value of underlying securities on the date of exercise, minus the exercise price.

(2) Value based on the difference between the fair market value of the shares of Common Stock at September 30, 1997 ($22.50), as quoted on the Nasdaq Stock Market, and the exercise price of the options.



Employment Agreements

         In December 1997, Intercardia entered into a new three-year employment agreement with Mr. Duncan, replacing a prior three-year employment agreement that expired in January 1998. The agreement provides for an annual base salary and annual bonuses based on the achievement of performance milestones to be mutually agreed upon by the Board of Directors or its Compensation Committee and Mr. Duncan. The agreement with Mr. Duncan also provides that during the term of the agreement and, unless Mr. Duncan terminates his employment for cause, for a period of one year thereafter, Mr. Duncan will not compete with Intercardia, directly or indirectly. In the event Mr. Duncan's employment is terminated by the Board of Directors without just cause, Intercardia shall continue to pay for a period of one year Mr. Duncan's base salary plus a percentage of his salary equal to the average annual bonus percentage earned for the two years prior to the date of termination.

         In November 1995, Intercardia entered into three-year employment agreements with each of Dr. Ward and Mr. Reichow. The agreements provide for base salaries and annual bonuses based upon the achievement of performance milestones to be set by the Board of Directors. The agreements also provide that during their term and, unless the employee terminates his employment for cause, for a period of six months thereafter, the employee will not compete with Intercardia, directly or indirectly. In the event that the employment of Dr. Ward or Mr. Reichow is terminated by the Board of Directors without just cause, Intercardia shall continue to pay Dr. Ward or Mr. Reichow, as the case may be, his base salary plus the greater of prorated bonuses earned or prorated average bonuses received while an employee for a period of six months.

Compensation of Directors

         All directors are reimbursed for expenses incurred in connection with each board or committee meeting attended. Each director who is not an employee of Intercardia or Interneuron receives a fee of $2,000 per Board meeting attended in person.

         The Option Plan provides for the grant of nonstatutory options to non-employee directors of Intercardia pursuant to the Automatic Grant Program, as described above under the heading "Intercardia Proposal No. 3 -- Approval of Amendments to the 1994 Stock Option Plan".

Report of the Compensation Committee on Executive Compensation

         The Compensation Committee of the Board of Directors (the "Compensation Committee") consists of Dr. Cooper and Mr. Ruvane, and is responsible for establishing compensation policy and administering the compensation programs of Intercardia's executive officers. The Compensation Committee met two times during Fiscal 1997 to review executive compensation policies, compensation programs, and individual salaries and awards for the executive officers. The purpose of this report is to inform stockholders of Intercardia's compensation policies for executive officers and the rationale for the compensation paid to executive officers in Fiscal 1997.

     Compensation Philosophy

         Intercardia's compensation program is designed to motivate and reward the executives responsible for the financial and strategic objectives essential to Intercardia's long-term success and stockholder value. The financial goals for compensation plans are reviewed and approved by the Compensation Committee.

         Intercardia's total compensation philosophy is designed to support its overall objective of creating value for its stockholders. Key objectives of this philosophy are:

         o To attract and retain key executives critical to the long-term success of Intercardia;

         o To support a performance-oriented environment that rewards performance with respect to Intercardia's short-term and long-term financial goals;

         o To encourage maximum performance through the use of appropriate incentive programs; and

         o To align the interests of executives with those of Intercardia's stockholders by providing a significant portion of compensation in Intercardia's Common Stock.

     Base Salary

         The Compensation Committee annually reviews the base salary of each officer. In determining appropriate salary levels, the Compensation Committee considers individual performance, experience, level of responsibility, internal equity and external pay practices for the comparable positions.

     Management Incentive Plan

         Intercardia has established the MIP to reward participants for their contributions to the achievement of Company-wide performance goals. Each year the Board of Directors will approve both the performance measures selected and the specific financial targets used under the MIP. The Compensation Committee believes these goals will drive the future success of the Company's business and will enhance stockholder value. For Calendar 1996, Intercardia's corporate objectives focused on the development and commercialization of bucindolol, the Company's most advanced product. For Calendar 1997, Intercardia's corporate objectives focused primarily on the development and commercialization of bucindolol and the identification and advancement of other potential products or programs.

         The amount individual executives may earn (target awards) is directly dependent upon the individual's position, responsibility and ability to impact the Company's financial success. Awarded amounts are directly related to performance. Company and individual performance for the Calendar 1997 was evaluated during January 1998, and cash payments will be made to the executive officers prior to the end of January 1998. See "--Executive Compensation -- Management Incentive Plan".

     Stock Options

         The stock option plan offered by Intercardia has been established to provide all employees of Intercardia with an opportunity to share, along with stockholders of Intercardia, in the long-term performance of Intercardia. Stock options only have value to the employee if the price of Intercardia's stock appreciates in value from the date the stock options were granted. Stockholders also benefit from such stock price appreciation.

         Grants of stock options are generally made upon commencement of employment, with additional grants being made annually to all eligible employees, and, occasionally, following a significant change in job responsibility, scope or title. Stock options granted under the various stock plans have vesting schedules of up to seven years and expire ten years from the date of grant. The exercise price of options granted under the stock plans are usually 100% of fair market value of the Common Stock on the date of grant. See " -- Executive Compensation -- Option Grants, Exercises and Holdings and Fiscal Year-End Option Values".

     CEO Compensation

         Mr. Duncan's base salary and grants of stock options for Fiscal 1997 were determined in accordance with the criteria described in the Base Salary and Stock Options sections of this report. The annual base salary of Mr. Duncan was set at $300,000 as of January 3, 1998. Mr. Duncan received a bonus of $95,400 pursuant to the MIP for Calendar 1996.




     Conclusion

         The Compensation Committee believes that Intercardia's compensation policies are structured to result in the highest level of performance from Intercardia's executives. By providing a significant portion of each executive's total potential compensation under the MIP and by providing each executive with a significant number of stock options, the Compensation Committee believes that it has closely aligned Intercardia executive's personal interests with those of Intercardia and the stockholders. The Compensation Committee intends to continue to review and analyze its policies in light of the environment in which Intercardia competes for executives.

         Neither the material in this report, nor the performance graph included in this proxy statement under the heading " -- Performance Graph" (the "Performance Graph"), is soliciting material, is or will be deemed filed with the Securities and Exchange Commission or is or will be incorporated by reference in any filing of Intercardia under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in such filing.

                  Submitted by:        The Compensation Committee

                                       GLENN L. COOPER, M.D., CHAIRMAN
                                       JOSEPH J. RUVANE, JR..



Compensation Committee Interlocks and Insider Participation

         The Compensation Committee consists of Dr. Cooper and Mr. Ruvane. Mr. Ruvane was not at any time during the fiscal year ended September 30, 1997 or at any other time an officer or employee of Intercardia. Dr. Cooper served as President and Chief Executive Officer of Intercardia from March 1994 to January 1995. Mr. Duncan, the President, Chief Executive Officer and a director of Intercardia, is also a member of the Board of Directors of Transcell, of which Dr. Cooper, a member of Intercardia's Compensation Committee, is a director and the acting President and Chief Executive Officer. Although Dr. Cooper has received options to purchase shares of Transcell capital stock, he is not compensated for his services as an executive officer of Transcell. No other executive officer of Intercardia serves as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of Intercardia's Board of Directors or the Compensation Committee.

Performance Graph

         The following graph shows a two-year(1) comparison of cumulative total stockholder returns(2) for Intercardia, the CRSP Nasdaq Pharmaceuticals Stocks Index and the CRSP Total Return Index of the Nasdaq Stock Market. (The "CRSP" is the Center for Research in Securities Prices at the University of Chicago.) The graph assumes that $100 was invested on February 1, 1996 in each of Intercardia's Common Stock, the stocks in the CRSP Nasdaq Pharmaceuticals Stocks Index and the stocks in the CRSP Total Return Index of the Nasdaq Stock Market.


(The performance graph appears here. Plot points are listed in table below.)

                       2/1/96       9/30/96        9/30/97
Pharmaceuticals         100           94             105
ITRC                    100          165             150
NASDAQ                  100          116             159


(1) Indicates comparison of total return for all of Fiscal 1997 and solely for that period of fiscal year 1996 (February 1, 1996 - September 30, 1996) during which Intercardia's Common Stock was registered under Section 12 of the Exchange Act.

(2) Total return assumes reinvestment of dividends. Total returns for the Nasdaq Stock Market and the Nasdaq Pharmaceuticals Stocks indices are weighted based on market capitalization.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the ownership of shares of Intercardia Common Stock as of January 22, 1998 by (i) each person known by Intercardia to own beneficially more than 5% of the outstanding shares of Intercardia Common Stock, (ii) each director and director nominee of Intercardia, (iii) each of Intercardia's Named Officers as listed under "-- Executive Compensation -- Summary Compensation" above, and (iv) all current directors and executive officers of Intercardia as a group.

Name                                     Shares               Percentage
                                   Beneficially Owned (1)      Owned (2)
                                   ----------------------      ---------
Interneuron Pharmaceuticals, Inc. (3) .   4,145,029              61.2%
     One Ledgemont Center
     99 Hayden Avenue
     Lexington, Massachusetts 02173

Glenn L. Cooper, M.D. (4)
     One Ledgemont Center
     99 Hayden Avenue
     Lexington, Massachusetts 02173 ...   4,146,184              61.2%

Clayton I. Duncan (5) .................     268,843               3.8%
Joseph J. Ruvane, Jr. (6) .............      15,083               *
David B. Sharrock (7) .................      10,833               *
David P. Ward, M.D. (8) ...............      90,813               1.3%
Richard W. Reichow (9) ................      92,280               1.3%
John P. Richert (10) ..................      29,955               *
W. Bennett Love (11) ..................      26,347               *
Dawson-Samberg Capital Management, Inc.
     354 Pequot Avenue
     Southport, Connecticut 06490 .....     365,000               5.4%
Tudor Investment Corporation
     One Liberty Plaza
     New York, New York 10006 .........     359,400               5.3%
All directors and executive
officers as a group (8 persons) (12) ..   4,680,338              64.2%

----------

*    Less than one percent.

(1) Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock indicated below.

(2) As of January 22, 1998, Intercardia had 6,773,828 shares of Common Stock outstanding. Share ownership in each case includes shares issuable upon exercise of options that may be exercised within 60 days after January 22, 1998 for purposes of computing the percentage of Common Stock owned by such person but not for purposes of computing the percentage owned by any other person.

(3) Consists of shares held by Interneuron. Dr. Cooper is President, Chief Executive Officer and a director of Interneuron. Dr. Cooper disclaims beneficial ownership of such shares.

(4) Consists of 4,145,029 shares held by Interneuron, 739 shares held by Dr. Cooper and 416 shares issuable upon exercise of options held by Dr. Cooper. Dr. Cooper is President, Chief Executive Officer and a director of Interneuron. Dr. Cooper disclaims beneficial ownership of the shares held by Interneuron.

(5) Includes 1,075 shares owned and 267,768 shares issuable upon exercise of options held by Mr. Duncan.

(6) Includes 3,000 shares owned and 12,083 shares issuable upon exercise of options held by Mr. Ruvane.

(7) Includes 1,000 shares owned and 9,833 shares issuable upon exercise of options held by Mr. Sharrock.

(8) Includes 813 shares owned and 90,000 shares issuable upon exercise of options held Dr. Ward.

(9) Includes 5,280 shares owned and 87,000 shares issuable upon exercise of options held by Mr. Reichow.

(10) Includes 1,289 shares owned and 29,955 shares issuable upon exercise of options held by Mr. Richert.

(11) Includes 1,014 shares owned and 25,333 shares issuable upon exercise of options held by Mr. Love.

(12) Includes shares beneficially owned by the directors and Named Officers listed above. See footnotes (4)-(11).

As noted in the table above, Interneuron and Intercardia's executive officers and directors own approximately 64.2% of the outstanding shares of Intercardia Common Stock. Accordingly, such persons are in a position to influence the election of Intercardia's directors and the outcome of corporate actions requiring stockholder approval.

Item 13. Certain Relationships and Related Transactions.

     Intercardia was organized in March 1994 as a wholly-owned subsidiary of Interneuron, which acquired 3,500,000 shares of Intercardia's Common Stock for nominal consideration. In September 1994, Intercardia completed the acquisition of 80.0% of CPEC for a purchase price equal to 170,000 shares of Interneuron Common Stock and cash payments and reimbursement of expenses aggregating approximately $1,852,000. The value of the 170,000 shares provided by Interneuron to Intercardia to consummate the CPEC acquisition was deemed to be approximately $759,000, representing approximately 70% of the market price of the Interneuron Common Stock at such date. This amount and approximately $608,000 of other expenses incurred by Interneuron in connection with the acquisition of CPEC and the funding of the BEST Study were deemed to be an advance by Interneuron to Intercardia. In December 1994, upon the initial closing of the private placement referred to below, the aggregate amount of advances to Intercardia of approximately $1,367,000 was converted by Interneuron into an aggregate of 182,296 shares of Series A Preferred Stock of Intercardia at a conversion price equal to $7.50 per share.

     Intercardia is required to make two additional purchase price payments to the former CPEC stockholders, each equal to a maximum of 75,000 shares of Interneuron Common Stock (subject to adjustment based on the market price of Interneuron Common Stock at the time of issuance) when a New Drug Application with respect to bucindolol has been accepted for filing by the FDA and upon receipt of an approval letter from the FDA with respect to bucindolol. In the event these milestones are achieved, Intercardia will incur future charges to operations equal to the fair market value of the Interneuron Common Stock advanced to Intercardia to make such payments. The minimum and maximum charges incurred in connection with each additional payment would be $750,000 and $1,875,000, respectively. In exchange for Interneuron providing such payments of Interneuron Common Stock, Intercardia will pay Interneuron an amount equal to the fair market value of such Interneuron Common Stock, payable in cash or in shares of Intercardia Common Stock, at Intercardia's option.

     In January 1996, Interneuron purchased the CPEC stock held by the former minority stockholders in exchange for 342,792 shares of Interneuron Common Stock. The aggregate number of shares of Interneuron Common Stock was calculated by dividing $8,750,000 by $25.525, the then market price of Interneuron's Common Stock. Fractional shares were paid in cash. As a result of this transaction, Interneuron recorded a non-cash charge to operations during the fiscal year ended September 30, 1996 of approximately $6.1 million. Intercardia has a right of first refusal, expiring in September 1999, with respect to certain sales (registered or not) of CPEC stock by Interneuron.

     In December 1995, Intercardia and Interneuron entered into a tax allocation agreement to provide, among other things, for the payment of tax liabilities and entitlement to tax refunds and the allocation of responsibility and the providing of cooperation in the filing of tax returns. Also in December 1995, Intercardia and Interneuron entered into an intercompany services agreement which provides, among other things, for Intercardia to adopt certain policies and procedures and provides for Interneuron to include Intercardia and its employees in certain programs administered by Interneuron, at cost, such as insurance, and to provide research and development services to Intercardia upon request, on a cost plus basis. Pursuant to the intercompany services agreement between Intercardia and Interneuron, Interneuron has the right to purchase additional shares of Common Stock at fair market value, if necessary to provide that Interneuron's equity ownership in Intercardia does not fall below 51.0%. Intercardia has adopted a policy that all future transactions between Intercardia and its executive officers, directors and other affiliates must be approved by a majority of the members of Intercardia's Board of Directors and by a majority of the disinterested members of Intercardia's Board of Directors, and must be on terms no less favorable to Intercardia than could be obtained from unaffiliated third parties. In addition, this policy requires that any loans by Intercardia to its executive officers, directors or other affiliates be for bona fide business purposes only.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERCARDIA, INC.

                              By:/s/ Clayton I. Duncan
                                 ------------------------------------------
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: January 27, 1998