Form 10-Q
period 1997-12-31
INTERCARDIA INC
filed 1998-02-17
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X       Quarterly report pursuant to Section 13 or 15(d) of the
----- Securities Exchange Act of 1934. For the quarterly period ended December 31, 1997.

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

                             Commission File Number
                                     0-27410


                                INTERCARDIA, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                       56-1924222
      -----------------                             ----------------------
(State  or  other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, NC                                 27709
---------------------------                      -------------------------
(Address of Principal Executive Office)                 (Zip Code)

Registrant's Telephone Number,                         919-558-8688
Including Area Code                              -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES  X   NO
                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                                   Outstanding as of February 11, 1998
-----------------                            -----------------------------------
Common Stock, par value $.001                             6,773,828 Shares


                                INTERCARDIA, INC.

                               INDEX TO FORM 10-Q

                                                                                   PAGE
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1997 (unaudited) and
        September 30, 1997 . . . . . . .  . . . . . . . . . . . . . . . . . . . .   3

        Consolidated Statements of Operations for the Three Months ended
        December 31, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . . .  4

        Consolidated Statements of Cash Flows for the Three Months ended
        December 31, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . . .  5

        Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . .  6


        Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations . . . . . . . . . . . . . . . . . . . . . .  9


PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 14

        SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15



                                INTERCARDIA, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                                   December 31,          September 30,
                                                                                       1997                    1997
                                                                                 -----------------       ------------------
                                                                                   (Unaudited)
                                             ASSETS
Current assets:
       Cash and cash equivalents                                                  $         5,930          $        17,624
       Marketable securities                                                               17,075                   17,340
       Accounts receivable                                                                  1,082                    1,127
       Prepaids and other current assets                                                       70                       90
                                                                                 -----------------       ------------------
                    Total current assets                                                   24,157                   36,181

Marketable securities                                                                       4,615                    2,054
Property and equipment, net                                                                   279                      287
Other assets                                                                                    5                        5
                                                                                 =================       ==================
                                                                                  $        29,056           $       38,527
                                                                                 =================       ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                           $         1,827           $          365
       Accrued expenses                                                                     1,529                   11,365
       Current portion of capital lease obligations                                            46                       44
       Current portion of notes payable                                                        46                       44
                                                                                 -----------------       ------------------
                   Total current liabilities                                                3,448                   11,818

Long-term portion of capital lease obligations                                                 53                       65
Long-term notes payable                                                                        96                       96

Stockholders' equity
       Common stock, $.001 par value per share, 40,000,000 shares authorized,
           6,770,062 and 6,765,162 shares issued and outstanding at December 31,
           1997 and September 30, 1997, respectively                                            7                        7
       Additional paid-in capital                                                          40,160                   40,054
       Deferred compensation                                                                 (117)                    (130)
       Accumulated deficit                                                                (14,591)                 (13,383)
                                                                                 -----------------       ------------------
                   Total stockholders' equity                                              25,459                   26,548
                                                                                 -----------------       ------------------
                                                                                  $        29,056          $        38,527
                                                                                 =================       ==================


     The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                  Three Months Ended
                                                                                     December 31,
                                                                         -------------------------------------
                                                                               1997                1996
                                                                         -----------------    ----------------

Revenue:
     Contract and license fee revenue                                            $    217       $       2,149
     Investment income                                                                509                 516
                                                                         -----------------    ----------------
              Total revenue                                                           726               2,665
                                                                         -----------------    ----------------

Costs and expenses:
     Research and development                                                       1,315                 523
     General and administrative                                                       619                 531
                                                                         -----------------    ----------------
              Total costs and expenses                                              1,934               1,054
                                                                         -----------------    ----------------

Income (loss) from operations                                                      (1,208)               1,611
Minority interest                                                                       -                 (389)
                                                                         -----------------    ----------------

Net income (loss)                                                         $        (1,208)      $        1,222
                                                                         =================    ================

Net income (loss) per common share - basic                                $         (0.18)      $         0.18
                                                                         =================    ================

Net income (loss) per common share - diluted                              $         (0.18)      $         0.16
                                                                         =================    ================

Weighted average common shares outstanding - basic                                  6,767               6,740
                                                                         =================    ================

Weighted average common shares outstanding - diluted                                6,767               7,504
                                                                         =================    ================


        The accompanying notes are an integral part of these unaudited consolidated financial statements.


                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                     Three Months Ended
                                                                                        December 31,
                                                                              ---------------------------------
                                                                                  1997                1996
                                                                              -------------       -------------
Cash flows from operating activities:
       Net income (loss)                                                       $   (1,208)            $ 1,222
       Adjustments to reconcile net income (loss) to net cash from operating activities:
               Depreciation and amortization                                           47                  34
               Noncash compensation                                                    67                  14
               Minority interest in net income of consolidated
                   subsidiary                                                           -                 389
               Change in assets and liabilities:
                   Accounts receivable                                                 45                  27
                   Other assets                                                        20                  61
                   Accounts payable                                                 1,462                 (17)
                   Accrued expenses                                                (9,836)                 60
                                                                              -------------       -------------
Net cash provided by (used in) operating activities                                (9,403)              1,790
                                                                              -------------       -------------

Cash flows from investing activities:
       Proceeds from maturities and sales of marketable securities                  7,915               2,112
       Purchases of marketable securities                                         (10,211)                  -
       Purchases of property and equipment                                            (39)                 (6)
                                                                              -------------       -------------
Net cash provided by (used in) investing activities                                (2,335)              2,106
                                                                              -------------       -------------

Cash flows from financing activities:
       Proceeds from notes payable                                                      2                   5
       Net proceeds from issuance of stock                                             52                   1
       Principal payments on capital lease obligations                                (10)                 (8)
                                                                              -------------       -------------
Net cash provided by (used in) financing activities                                    44                  (2)
                                                                              -------------       -------------

Net increase (decrease) in cash and cash equivalents                              (11,694)              3,894
Cash and cash equivalents at beginning of period                                   17,624              21,441
                                                                              =============       =============
Cash and cash equivalents at end of period                                       $  5,930           $  25,335
                                                                              =============       =============


        The accompanying notes are integral part of these unaudited consolidated financial statements.

                                INTERCARDIA, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



A.      Basis of Presentation

        Intercardia, Inc. was incorporated in Delaware in March 1994. The "Company" refers collectively to Intercardia, Inc. ("Intercardia") and its majority-owned subsidiaries, CPEC, Inc., a Nevada corporation ("CPEC"), Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance"). As of December 31, 1997, Intercardia owned 80.1% of the outstanding stock of CPEC, 65.8% of the outstanding stock of Aeolus and 79.6% of the outstanding stock of Renaissance. Intercardia is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). As of December 31, 1997, Interneuron owned 61.2% of the outstanding capital stock of Intercardia and the 19.9% of the outstanding stock of CPEC not owned by Intercardia.

        The Company's strategy is to be a leader in the discovery, development and commercialization of therapeutics for the treatment of cardiovascular, pulmonary, infectious and other diseases. To date, the Company has directed the majority of its efforts toward the development and clinical trials of BEXTRA(R) (bucindolol), a compound currently in Phase III clinical trials for the treatment of congestive heart failure. This clinical trial, which commenced in June 1995, is known as the Beta-blocker Evaluation of Survival Trial (the "BEST Study") and is sponsored by the National Institutes of Health and the Department of Veterans Affairs.

        The consolidated financial statements include the accounts of Intercardia and its subsidiaries, CPEC, Aeolus and Renaissance. All significant intercompany activity has been eliminated. The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 ("Fiscal 1997"). Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

        As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options and warrants. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. There was no effect on the earnings per share disclosures as a result of adopting SFAS No. 128 for the three months ended December 31, 1997. For the three months ended December 31, 1996, the basic earnings per share was $0.18 and the diluted earnings per share was $0.16.

        The Company will adopt SFAS No. 130, "Reporting Comprehensive Income," for the fiscal year ending September 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management has not determined the effect of adopting SFAS No. 130.

        The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", for the fiscal year ending September 30, 1999. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management has not determined the effect of adopting SFAS No. 131.

B.       Acquisition

         On November 5, 1997, Intercardia executed a letter of intent ("Letter of Intent") to purchase all of the outstanding stock of Transcell Technologies, Inc. ("Transcell") and certain related technology owned by Interneuron in exchange for Intercardia Common Stock with an aggregate market value of approximately $15,000,000 to $16,000,000. In addition, Intercardia will issue Intercardia replacement stock options with a value of approximately $3,000,000 to $4,000,000 to Transcell employees and consultants. Transcell is a majority-owned subsidiary of Interneuron and is conducting research and development utilizing carbohydrate-based combinatorial chemistry. The acquisition of Interneuron's ownership interest in Transcell will be treated in a manner similar to a "pooling-of-interests" and the acquisition of the non-Interneuron ownership interest will be accounted for by using the "purchase" method of accounting. The transaction is subject to final due diligence, execution of a definitive agreement and approval by Transcell and Intercardia stockholders.

        Under the terms of the Letter of Intent, Transcell stockholders will receive Intercardia Common Stock in three installments. The first installment, of approximately $6,000,000, will be made upon closing the transaction (the "Closing"). The second and third installments will each consist of approximately $3,000,000 of Intercardia Common Stock, as valued at each issuance date, and will be issued 15 and 21 months after Closing. In exchange for certain license and technology rights owned by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Intercardia will issue to Interneuron additional shares of Intercardia Common Stock at Closing of approximately $3,000,000 and will pay Interneuron a royalty on net sales of certain products that may result from a research collaboration originally entered into among Transcell, Interneuron and Merck & Co., Inc. ("Merck"). The actual market value of the

Intercardia Common Stock to be issued in the transaction may be decreased or increased based upon the market price of Intercardia's stock at Closing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, including, in particular, risks relating to uncertainties relating to clinical trials, dependence on collaborative partners, the early stage of products under development, dependence on one product, government regulations, risks relating to acquisitions and competition. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this report and the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for Fiscal 1997.

        The Company's strategy is to be a leader in the discovery, development and commercialization of therapeutics for the treatment of cardiovascular, pulmonary, infectious and other diseases. To date, the Company has directed the majority of its efforts toward the development and clinical trials of BEXTRA (bucindolol), a compound currently in Phase III clinical trials for the treatment of congestive heart failure.

         On November 5, 1997, Intercardia executed the Letter of Intent to purchase all of the outstanding stock of Transcell and certain related technology owned by Interneuron in exchange for Intercardia Common Stock with an aggregate market value of approximately $15,000,000 to $16,000,000. In addition, Intercardia will issue Intercardia replacement stock options with a value of approximately $3,000,000 to $4,000,000 to Transcell employees and consultants. Transcell is a majority-owned subsidiary of Interneuron and is conducting research and development utilizing carbohydrate-based combinatorial chemistry. Under the terms of the Letter of Intent, Transcell stockholders will receive Intercardia Common Stock in three installments. The first installment, representing approximately $6,000,000, will be made upon the Closing. The second and third installments will each consist of approximately $3,000,000 of Intercardia Common Stock, as valued at each issuance date, and will be issued 15 and 21 months after Closing. In exchange for certain license and technology rights owned by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Intercardia will issue to Interneuron additional shares of Intercardia Common Stock at Closing of approximately $3,000,000 and will pay Interneuron a royalty on net sales of certain products that may result from a research collaboration originally entered into among Transcell, Interneuron and Merck. The actual market value of the Intercardia Common Stock issued in the transaction may be decreased or increased based upon the market price of Intercardia's stock at Closing. The acquisition of Interneuron's ownership interest in Transcell will be treated in a manner similar to a "pooling-of-interests" and the acquisition of the non-Interneuron ownership interest will be accounted for by using the "purchase" method of accounting. The Company expects that, as of Closing, it will incur charges to operations for the purchase of the non-Interneuron portion of in-process research and development, which is estimated to be $6,000,000 to $8,000,000 (based on Intercardia's current stock price of approximately $17.00 per share). The actual charges could be lower or greater, depending in part on Intercardia's stock price at Closing. The Company will incur additional future charges relating to certain replacement stock options to be issued pursuant to the transaction. The acquisition is subject to final due diligence, execution of a definitive agreement and approval by Transcell and Intercardia stockholders.

Results of Operations

         The Company incurred a net loss of $1,208,000 for the three months ended December 31, 1997, versus net income of $1,222,000 for the three months ended December 31, 1996. The net loss for the three months ended December 31, 1997 primarily resulted from expenses incurred for the development of bucindolol and research and development ("R&D") costs incurred by Aeolus and Renaissance. The net income for the three months ended December 31, 1996 resulted primarily from the payment received from BASF Pharma/Knoll AG ("Knoll") pursuant to the execution of the Company's collaboration with Knoll (the "Knoll Collaboration").

         Contract and license fee revenue of approximately $217,000 for the three months ended December 31, 1997 included contract revenue payments from Astra Merck, Inc. ("Astra Merck") pursuant to the Company's collaboration with Astra Merck (the "Astra Merck Collaboration"). Contract and license fee revenue for the three months ended December 31, 1996 included approximately $2,143,000 received from Knoll pursuant to the execution of the Knoll Collaboration.

         R&D expenses for the Company increased by $792,000 (151%) to $1,315,000 for the three months ended December 31, 1997 from $523,000 for the three months ended December 31, 1996, primarily due to increased bucindolol and general development expenses (approximately $339,000), increased Aeolus R&D expenses (approximately $314,000) and increased Renaissance R&D expenses (approximately $139,000).

         The increase in bucindolol development expenses was primarily due to additional personnel expenses (approximately $134,000), costs related to the development of bucindolol for Europe (approximately $52,000), increased costs for development of a once-daily formulation (approximately $45,000) and other R&D costs.

         The Astra Merck Collaboration also requires Astra Merck to pay for certain expenses related to the development of the twice-daily formulation of bucindolol for the United States. During the three months ended December 31, 1997, Astra Merck assumed liabilities on the Company's behalf of approximately $1,219,000. Since the inception of the Astra Merck Collaboration, Astra Merck has assumed liabilities totaling approximately $11,578,000 on the Company's behalf. These additional amounts did not flow through the Company's Statements of Operations, as they were offset against related expenses. As of December 31, 1997, the Company's Balance Sheet included approximately $1,058,000 of accounts receivable due from Astra Merck and approximately $900,000 of accrued expenses related to obligations assumed by Astra Merck.

         Aeolus R&D expenses increased by approximately $314,000 (159%) to approximately $511,000 for the three months ended December 31, 1997 from approximately $197,000 for the three months ended December 31, 1996, as Aeolus expanded its antioxidant small molecule research program. This increase was primarily due to sponsored research at universities ($125,000), increased patent fees (approximately $60,000) and increased contracted chemistry costs (approximately $57,000).

         Renaissance R&D expenses for the three months ended December 31, 1997 were approximately $139,000 for its liver stem cell program. Intercardia acquired 79.6% of the outstanding capital stock of Renaissance in September 1997.

         General and administrative expenses increased by approximately $88,000 (17%) to approximately $619,000 for the three months ended December 31, 1997 from approximately $531,000 for the three months ended December 31, 1996, primarily due to expenses related to the proposed acquisition of Transcell.

         The minority interest in the Consolidated Statement of Operations for the three months ended December 31, 1996 related to the 19.9% minority interest in the net income earned by CPEC for the three months ended December 31, 1996. The net loss incurred by CPEC for Fiscal 1997 resulted in the reversal of all minority interest balances as of September 30, 1997.

Liquidity and Capital Resources

         As of December 31, 1997, the Company had cash, cash equivalents and marketable securities of approximately $27,620,000, which was approximately $9,398,000 less than the balance at September 30, 1997, primarily due to a $10,000,000 contract payment made pursuant to the Astra Merck Collaboration in December 1997 in conjunction with the development of bucindolol in the United States. Accrued expenses decreased by approximately $9,836,000 to $1,529,000, as the $10,000,000 Astra Merck payment was included in accrued expenses as of September 30, 1997.

         The Company's cash, cash equivalents and marketable securities balance is expected to continue to decrease during the remainder of the fiscal year ending September 30, 1998 ("Fiscal 1998"), due primarily to (1) lower contract revenue for Fiscal 1998 than Fiscal 1997, which included payments of approximately $3,480,000 made by Knoll pursuant to the Knoll Collaboration, (2) a decrease in investment income due to lower cash, cash equivalent and marketable securities balances, and (3) increased expenses due to expanded operations, including costs associated with proposed clinical trials of bucindolol in Europe, a full year of operations for Renaissance and additional operating expenses of Transcell after completion of the proposed acquisition.

         In connection with its acquisition of CPEC, the Company is committed to provide certain support to the BEST Study. The Company is committed to provide up to $2,000,000 during the course of the BEST Study, of which $1,750,000 had been paid as of December 31, 1997, as well as drug supplies and monitoring costs of the study expected to aggregate an additional

$2,500,000. The Astra Merck Collaboration provides Astra Merck with U.S. marketing rights to a twice-daily formulation of bucindolol and obligates Astra Merck to fund future U.S. development, marketing and manufacturing costs and to assume the Company's funding obligation for the BEST Study and royalty obligation to Bristol-Myers Squibb Company for sales in the United States. CPEC will receive royalties based on net sales by Astra Merck. The Company paid Astra Merck $10,000,000 in December 1997 (for which the Company made an accrual as of September 30, 1997) and agreed to pay up to $11,000,000 for one-third of product launch costs incurred beginning when the Company files a New Drug Application ("NDA") for the twice-daily formulation of bucindolol and continuing through the first 12 months subsequent to the first commercial sale of the formulation. In the event the Company elects not to make these payments, the royalties payable by Astra Merck to CPEC will be substantially reduced.

         The Company will incur additional charges to operations relating to the acquisition of CPEC in the event that certain milestones are achieved in the development and commercialization of bucindolol. Two future issuances of Interneuron's common stock of a maximum of 75,000 shares each, subject to adjustment based on the price of Interneuron common stock at the time of issuance, are required upon achieving the milestones of filing an NDA and receiving an approval letter from the U.S. Food and Drug Administration (the "FDA") to market bucindolol. In exchange for Interneuron providing such shares, Intercardia will pay Interneuron the value of such shares, in either cash or Intercardia Common Stock, at the Company's option. Each additional payment would have minimum and maximum charges to the Company of $750,000 and $1,875,000, respectively.

         Pursuant to the Knoll Collaboration, the Company is responsible for approximately 40% of the development and marketing costs of bucindolol for all countries with the exception of the United States and Japan (the "Knoll Territory"), subject to certain maximum dollar limitations. The Company's portion of development and clinical trials costs of the twice-daily formulation of bucindolol for the Knoll Territory is estimated to be up to $10,000,000 and the Company's portion of marketing costs prior to product launch is estimated to be up to $4,000,000. Upon product launch, the Company will be responsible for 40% of the net loss in the Knoll Territory, if any, as defined. The Company is also responsible for approximately 40% of the costs incurred to develop a once-daily formulation of bucindolol for the Knoll Territory and approximately 67% of the once-daily development costs that have a worldwide benefit.

         The Company is aware of products in research or development by its competitors that address the diseases being targeted by the Company. In particular, Coreg(TM) (carvedilol), a non-selective beta-blocker with moderate vasodilating properties, is owned by Boehringer Mannheim GmbH ("Boehringer") and licensed in the United States and certain other countries to SmithKline Beecham ("SKB"). In May 1997, the FDA approved the use of carvedilol as a treatment for congestive heart failure in the United States, and SKB and Boehringer are currently marketing carvedilol in the United States and a number of other countries. The Company is unable to predict the impact of this product on BEXTRA, if BEXTRA is approved by the FDA.

         The Company expects to incur substantial additional costs and losses over the next few years. The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the development and clinical trials of bucindolol; the timing and cost of obtaining regulatory approvals; the effect of competitive drugs on the BEST Study and on commercialization of bucindolol; the proposed acquisition and operating costs of Transcell; and the ability of the Company to establish additional collaborative arrangements with other companies to provide research or development funding to the Company and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no commitment or agreement with respect to any such acquisitions, other than the proposed acquisition of Transcell. While the Company believes it has sufficient cash available for currently planned expenditures through the fiscal year ending September 30, 1999, including the proposed acquisition of Transcell, the Company may seek additional funds through equity and/or debt financing and additional corporate collaborations to provide financing and funding for new business opportunities and future growth.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     11.1     Statement re computation of net income (loss) per share
     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b) The following Current Report on Form 8-K was filed by the Company during the three months ended December 31, 1997.

         Date Filed              Description

         November 5, 1997        Intercardia to Acquire Transcell Technologies

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERCARDIA, INC.



Date:  February 16, 1998        By: /s/ Richard W. Reichow
                                    -------------------------------------------
                                    Richard W. Reichow,
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)