Form 10-Q
period 1998-03-31
INTERCARDIA INC
filed 1998-05-15
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934. For the quarterly period ended March 31, 1998.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the transition period from _____ to _____.

                             Commission File Number
                                     0-27410


                                INTERCARDIA, INC.
                                -----------------
             (Exact Name of Registrant as Specified in its Charter)


       Delaware                                           56-1924222
       --------                                           ----------
(State  or  other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)


P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, NC                                             27709
--------------------------                                             -----
(Address of Principal Executive Office)                              (Zip Code)

Registrant's Telephone Number, Including Area Code                  919-558-8688
                                                                    ------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES   X   NO
                      -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                            Outstanding as of May 11, 1998
    ------------------                     ------------------------------
Common Stock, par value $.001                    7,276,510 Shares

                                INTERCARDIA, INC.

                               INDEX TO FORM 10-Q


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

         Consolidated Balance Sheets as of March 31, 1998 (unaudited)
         and September 30, 1997. . . . . . . . . . . . . . . . . . . . . . . .3

         Consolidated Statements of Operations for the Three Months and Six
         Months ended March 31, 1998 and 1997 (unaudited). . . . . . . . . . .4

         Consolidated Statements of Cash Flows for the Six Months ended
         March 31, 1998 and 1997 (unaudited) . . . . . . . . . . . . . . . . .5


         Notes to Unaudited Consolidated Financial Statements. . . . . . . . .6


         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations. . . . . . . . . . .9




PART II. OTHER INFORMATION

         Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . 15

                      SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . 16



                                INTERCARDIA, INC.

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                    March 31,             September 30,
                                                                      1998                    1997
                                                               -----------------       -----------------
                                                                   (Unaudited)
                                     ASSETS
Current assets:
       Cash and cash equivalents                                        $ 8,440                $ 17,624
       Marketable securities                                             10,887                  17,340
       Accounts receivable                                                1,477                   1,127
       Prepaids and other current assets                                    145                      90
                                                               -----------------       -----------------
                    Total current assets                                 20,949                  36,181

Marketable securities                                                     6,227                   2,054
Property and equipment, net                                                 413                     287
Other assets                                                                  4                       5
                                                               -----------------       -----------------
                                                                       $ 27,593                $ 38,527
                                                               =================       =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                 $ 1,845                   $ 365
       Accrued expenses                                                   1,663                  11,365
       Current portion of capital lease obligations                          92                      44
       Current portion of notes payable                                      23                      44
                                                               -----------------       -----------------
                   Total current liabilities                              3,623                  11,818

Long-term portion of capital lease obligations                              102                      65
Long-term portion of notes payable                                           98                      96

Stockholders' equity:
       Common stock, $.001 par value per share, 40,000,000 shares authorized,
           6,781,687 and 6,765,162 shares issued and outstanding at March 31,
           1998 and September 30, 1997, respectively                          7                       7
       Additional paid-in capital                                        40,422                  40,054
       Deferred compensation                                               (103)                   (130)
       Accumulated deficit                                              (16,556)                (13,383)
                                                               -----------------       -----------------
                   Total stockholders' equity                            23,770                  26,548
                                                               -----------------       -----------------
                                                                       $ 27,593                $ 38,527
                                                               =================       =================

         The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                 Three Months Ended                    Six Months Ended
                                                     March 31,                            March 31,
                                       --------------------------------------------------------------------------
                                            1998                1997               1998               1997
                                       ----------------    ---------------    ----------------   ----------------
Revenue:
    Contract and license fee revenue        $      235         $    1,148         $       452        $     3,297
    Investment income                              378                516                 887              1,032
                                       ----------------    ---------------    ----------------   ----------------
         Total revenue                             613              1,664               1,339              4,329
                                       ----------------    ---------------    ----------------   ----------------

Costs and expenses:
    Research and development                     1,786              1,245               3,101              1,768
    General and administrative                     792                548               1,411              1,079
                                       ----------------    ---------------    ----------------   ----------------
         Total costs and expenses                2,578              1,793               4,512              2,847
                                       ----------------    ---------------    ----------------   ----------------

Income (loss) from operations                   (1,965)              (129)             (3,173)             1,482
Minority interest                                    -                (75)                  -               (464)
                                       ----------------    ---------------    ----------------   ----------------

Net income (loss)                           $   (1,965)       $      (204)        $    (3,173)       $     1,018
                                       ================    ===============    ================   ================

Net income (loss) per common
    share - basic                           $    (0.29)       $     (0.03)        $     (0.47)       $      0.15
                                       ================    ===============    ================   ================

Net income (loss) per common
    share - diluted                         $    (0.29)       $     (0.03)        $     (0.47)       $      0.14
                                       ================    ===============    ================   ================

Weighted average common shares
    outstanding - basic                      6,773,049          6,742,459           6,769,798          6,741,058
                                       ================    ===============    ================   ================

Weighted average common shares
    outstanding - diluted                    6,773,049          6,742,459           6,769,798          7,123,444
                                       ================    ===============    ================   ================


           The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            Six Months Ended
                                                                               March 31,
                                                                    ---------------------------------
                                                                        1998                1997
                                                                    --------------      -------------
Cash flows from operating activities:
       Net income (loss)                                                 $ (3,173)          $  1,018
       Adjustments to reconcile net income (loss) to net cash
           from operating activities:
               Depreciation and amortization                                   98                 71
               Noncash compensation                                           221                 27
               Minority interest in net income of consolidated
                   subsidiary                                                   -                464
               Change in assets and liabilities:
                   Accounts receivable                                       (350)               253
                   Other assets                                               (54)               (54)
                   Accounts payable                                         1,480                410
                   Accrued expenses                                        (9,702)              (584)
                                                                    --------------      -------------
Net cash provided by (used in) operating activities                       (11,480)             1,605
                                                                    --------------      -------------

Cash flows from investing activities:
       Proceeds from maturities and sales of marketable securities         15,062              7,928
       Purchases of marketable securities                                 (12,782)            (7,981)
       Purchases of property and equipment                                   (114)               (53)
                                                                    --------------      -------------
Net cash provided by (used in) investing activities                         2,166               (106)
                                                                    --------------      -------------

Cash flows from financing activities:
       Net proceeds from issuance of stock                                    174                270
       Proceeds from notes payable                                              -                  5
       Principal payments on notes payable                                    (19)                 -
       Principal payments on capital lease obligations                        (25)               (17)
                                                                    --------------      -------------
Net cash provided by financing activities                                     130                258
                                                                    --------------      -------------

Net increase (decrease) in cash and cash equivalents                       (9,184)             1,757
Cash and cash equivalents at beginning of period                           17,624             21,441
                                                                    ==============      =============
Cash and cash equivalents at end of period                               $  8,440           $ 23,198
                                                                    ==============      =============


    The accompanying notes are integral part of these unaudited consolidated financial statements.

                                INTERCARDIA, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis of Presentation
         ---------------------

         Intercardia, Inc. was incorporated in Delaware in March 1994. The "Company" refers collectively to Intercardia, Inc. ("Intercardia") and its majority-owned subsidiaries, CPEC, Inc., a Nevada corporation ("CPEC"), Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance"). As of March 31, 1998, Intercardia owned 80.1% of the outstanding stock of CPEC, 65.8% of the outstanding stock of Aeolus and 79.6% of the outstanding stock of Renaissance. Intercardia is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). As of March 31, 1998, Interneuron owned 61.2% of the outstanding capital stock of Intercardia and the 19.9% of the outstanding stock of CPEC not owned by Intercardia.

         The Company's strategy is to be a leader in the discovery, development and commercialization of therapeutics for the treatment of cardiovascular, pulmonary, infectious and other diseases. To date, the Company has directed the majority of its efforts toward the development and clinical trials of BEXTRA(TM) (bucindolol HCl), a compound currently in Phase III clinical trials for the treatment of congestive heart failure. This clinical trial, which commenced in June 1995, is known as the Beta-blocker Evaluation of Survival Trial (the "BEST Study") and is sponsored by the National Institutes of Health and the Department of Veterans Affairs.

         The consolidated financial statements include the accounts of Intercardia and its subsidiaries, CPEC, Aeolus and Renaissance. All significant intercompany activity has been eliminated. The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 ("Fiscal 1997") and in the Company's other SEC filings. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", as of December 31, 1997. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options and warrants. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. There was no effect on the earnings per share disclosures as a result of adopting SFAS No. 128 for the six months ended March 31, 1998, or for the three months ended March 31, 1998 and 1997. For the six months ended March 31, 1997, the basic earnings per share was $0.15 and the diluted earnings per share was $0.14.

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

B.       Acquisition
         -----------

         On May 8, 1998, Intercardia acquired all of the outstanding stock of Transcell Technologies, Inc. ("Transcell") in a merger of Transcell with and into Intercardia (the "Merger") and also acquired certain related technology owned by Interneuron in exchange for Intercardia Common Stock with an aggregate market value of approximately $14,200,000. In addition, Intercardia will issue replacement stock options and warrants to purchase approximately 260,000 shares of Intercardia Common Stock to Transcell employees, consultants and warrant holders. Prior to the Merger, Transcell was a majority-owned subsidiary of Interneuron. Transcell is conducting pharmaceutical research and development utilizing carbohydrate-based combinatorial chemistry. The acquisition of Interneuron's ownership interest in Transcell will be treated in a manner similar to a "pooling-of-interests" and the acquisition of the non-Interneuron ownership interest will be accounted for by using the "purchase" method of accounting. The transaction was approved by Transcell and Intercardia stockholders on May 6, 1998.

         Under the terms of the Merger Agreement, Transcell stockholders will receive Intercardia Common Stock in three installments. The first installment of approximately 320,000 shares was issued upon closing the transaction on May 8, 1998 (the "Closing"). The second and third installments will each consist of approximately $3,000,000 of Intercardia Common Stock, as valued at each issuance date, and will be issued in August 1999 and February 2000. In exchange for certain license and technology rights owned by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Intercardia issued to Interneuron 174,672 shares of Intercardia Common Stock at Closing with a value of $3,000,000 and will pay Interneuron a royalty on net sales of certain products that may result from a research collaboration originally entered into among Transcell, Interneuron and Merck & Co., Inc. ("Merck").

C.       Letter of Intent
         ----------------

         In March 1998, Intercardia signed a letter of intent ("Letter of Intent") to license a development compound ("OP2000") from Opocrin S.p.A., of Modena, Italy ("Opocrin"). Intercardia intends to investigate the use of OP2000 as a drug for the treatment of inflammatory bowl disease ("IBD"). The non-binding Letter of Intent calls for Intercardia to negotiate a definitive License Agreement with Opocrin and is subject to due diligence review by Intercardia. The license will be worldwide except for Japan and South Korea. Intercardia will be responsible for conducting clinical trials for OP2000 and will make a $1,000,000 payment to Opocrin upon execution of the License Agreement. Intercardia will make additional milestone payments to Opocrin upon initiation of Phase III clinical trials, upon filing for regulatory approval, upon obtaining regulatory approval and upon achieving specified annual sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations.
--------------

Introduction
------------

         Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, including, in particular, risks relating to future capital needs, risks related to arbitration, dependence on collaborative partners, dependence on one product, competition, uncertainties relating to clinical trials, the early stage of products under development, government regulations and risks relating to acquisitions. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this report, the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for Fiscal 1997 and the Company's other SEC filings.

         The Company's strategy is to be a leader in the discovery, development and commercialization of therapeutics for the treatment of cardiovascular, pulmonary, infectious and other diseases. To date, the Company has directed the majority of its efforts toward the development and clinical trials of BEXTRA (bucindolol HCl), a compound currently in Phase III clinical trials for the treatment of congestive heart failure.

         On May 8, 1998, Intercardia acquired all of the outstanding stock of Transcell and certain related technology owned by Interneuron in exchange for Intercardia Common Stock with an aggregate market value of approximately $14,200,000. In addition, Intercardia will issue Intercardia replacement stock options and warrants to purchase approximately 260,000 shares of Intercardia Common Stock to Transcell employees, consultants and warrant holders. Prior to the Merger, Transcell was a majority-owned subsidiary of Interneuron. Transcell is conducting pharmaceutical research and development utilizing carbohydrate-based combinatorial chemistry. Under the terms of the Agreement and Plan of Merger between Intercardia, Transcell and Interneuron dated March 2, 1998 (the "Merger Agreement"), Transcell stockholders will receive Intercardia Common Stock in three installments. The first installment of approximately 320,000 shares was made upon the Closing. The second and third installments will each consist of approximately $3,000,000 of Intercardia Common Stock, as valued at each issuance date, and will be issued in August 1999 and February 2000. In exchange for certain license and technology rights owned by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Intercardia issued to Interneuron 174,672 shares of Intercardia Common Stock at Closing with a value of $3,000,000 and will pay Interneuron a royalty on net sales of certain products that may result from a research collaboration originally entered into among Transcell, Interneuron and Merck. The acquisition of Interneuron's ownership interest in Transcell will be treated in a manner similar to a "pooling-of-interests" and the acquisition of the non-Interneuron ownership interest will be accounted for by using the "purchase" method of accounting. The Company expects that, as of Closing, it will incur charges to operations for the purchase of the non-Interneuron portion of in-process research and development, which is estimated to be approximately $6,000,000. The Company will incur additional future charges relating to certain replacement stock options to be issued pursuant to the transaction. The acquisition was approved by Transcell and Intercardia stockholders on May 6, 1998.

         In March 1998, Intercardia signed the Letter of Intent to license OP2000 from Opocrin. Intercardia intends to investigate the use of OP2000 as a drug for the treatment of IBD. The non-binding Letter of Intent calls for Intercardia to negotiate a definitive License Agreement with Opocrin and is subject to investigation by Intercardia regarding the patent, manufacturing and supply conditions for OP2000. The license will be worldwide except for Japan and South Korea. Intercardia will be responsible for conducting clinical trials for OP2000 and will make a $1,000,000 payment to Opocrin upon execution of the License Agreement. Intercardia will make additional milestone payments to Opocrin upon initiation of Phase III clinical trials, upon filing for regulatory approval, upon obtaining regulatory approval and upon achieving specified annual sales.

Results of Operations
---------------------

         The Company incurred net losses of $1,965,000 and $3,173,000 for the three and six months ended March 31, 1998, respectively, versus a net loss of $204,000 for the three months ended March 31, 1997 and net income of $1,018,000 for the six months ended March 31, 1997, respectively. The net losses for the three and six months ended March 31, 1998 primarily resulted from expenses incurred for the development of bucindolol and research and development ("R&D") costs incurred by Aeolus and Renaissance. The Company had a lower net loss for the three months ended March 31, 1997 and recognized net income for the six months ended March 31, 1997 primarily because during those periods operating expenses were offset by payments received from BASF Pharma/Knoll AG ("Knoll") pursuant to the Company's collaboration with Knoll (the "Knoll Collaboration").

         Contract and license fee revenue of $235,000 and $452,000 for the three and six months ended March 31, 1998, respectively, consisted primarily of contract revenue payments received from Astra Merck, Inc. ("Astra Merck") pursuant to the Company's collaboration with Astra Merck (the "Astra Merck Collaboration"). Contract and license fee revenue of $1,148,000 and $3,297,000 for the three and six months ended March 31, 1997, respectively, consisted primarily of contract revenue payments received from Knoll pursuant to the Knoll Collaboration.

         Investment income decreased by $138,000 (27%) to $378,000 for the three months ended March 31, 1998 from $516,000 for the three months ended March 31, 1997. Investment income decreased by $145,000 (14%) to $887,000 for the six months ended March 31, 1998 from $1,032,000 for the six months ended March 31, 1997. These decreases were the result of less cash, cash equivalents and marketable securities available to invest in the current year than the prior year.

         R&D expenses increased by $541,000 (43%) to $1,786,000 for the three months ended March 31, 1998 from $1,245,000 for the three months ended March 31, 1997. R&D expenses increased by $1,333,000 (75%) to $3,101,000 for the six months ended March 31, 1998 from

$1,768,000 for the six months ended March 31, 1997. The increase in R&D expenses for the six months was primarily due to increased bucindolol and general development expenses (approximately $343,000), increased Aeolus R&D expenses (approximately $674,000) and increased Renaissance R&D expenses (approximately $316,000).

         The increases in bucindolol and general development expenses for the three and six months were primarily due to costs related to the development of bucindolol for Europe and additional R&D personnel expenses.

         The Astra Merck Collaboration also requires Astra Merck to pay for certain expenses related to the development of the twice-daily formulation of bucindolol for the United States. During the six months ended March 31, 1998, Astra Merck assumed liabilities on the Company's behalf of approximately $3,313,000. Since the inception of the Astra Merck Collaboration, Astra Merck has assumed liabilities totaling approximately $13,129,000 on the Company's behalf. These additional amounts did not flow through the Company's Statements of Operations, as they were offset against related expenses. As of March 31, 1998, the Company's Balance Sheet included approximately $1,335,000 of accounts receivable due from Astra Merck and approximately $1,118,000 of accrued expenses related to obligations assumed by Astra Merck. See "--Liquidity and Capital Resources".

         Aeolus R&D expenses increased by approximately $359,000 (128%) to approximately $640,000 for the three months ended March 31, 1998 from approximately $281,000 for the three months ended March 31, 1997. Aeolus R&D expenses increased by approximately $674,000 (141%) to approximately $1,151,000 for the six months ended March 31, 1998 from approximately $477,000 for the six months ended March 31, 1997. The increases in Aeolus R&D expenses for the three and six months were primarily due to increases in sponsored research, contracted chemistry and patent fees, as Aeolus has expanded its antioxidant small molecule research program during the past year.

         Renaissance R&D expenses for the three and six months ended March 31, 1998 were approximately $176,000 and $316,000, respectively, for its liver stem cell program. Intercardia acquired 79.6% of the outstanding capital stock of Renaissance in September 1997.

         General and administrative ("G&A") expenses increased by approximately $244,000 (45%) to approximately $792,000 for the three months ended March 31, 1998 from approximately $548,000 for the three months ended March 31, 1997. G&A expenses increased approximately $332,000 (31%) to approximately $1,411,000 for the six months ended March 31, 1998 from approximately $1,079,000 for the six months ended March 31, 1997. These increases resulted primarily from additional expenses incurred in conjunction with the acquisition of Transcell.

         The minority interest in the Consolidated Statement of Operations for the three and six months ended March 31, 1997 related to the 19.9% minority interest in the net income earned by CPEC for the related periods. There were no minority interest charges for the three and six months ended March 31, 1998.

Liquidity and Capital Resources
-------------------------------

         As of March 31, 1998, the Company had cash, cash equivalents and marketable securities of approximately $25,554,000, which was approximately $11,464,000 less than the balance at September 30, 1997, primarily due to a $10,000,000 contract payment made pursuant to the Astra Merck Collaboration in December 1997 in conjunction with the development of bucindolol in the United States and the $3,173,000 net loss for the six months ended March 31, 1998. Accrued expenses decreased by approximately $9,702,000 to approximately $1,663,000, because the $10,000,000 Astra Merck payment was included in accrued expenses as of September 30, 1997.

         The Company's cash, cash equivalents and marketable securities balance is expected to continue to decrease during the remainder of the fiscal year ending September 30, 1998 ("Fiscal 1998"), due primarily to (1) lower contract revenue for Fiscal 1998 than Fiscal 1997, which included payments of approximately $3,480,000 made by Knoll pursuant to the Knoll Collaboration, (2) a decrease in investment income due to lower cash, cash equivalent and marketable securities balances, and (3) increased expenses due to expanded operations, including costs associated with bucindolol development and proposed clinical trials in Europe, a full year of operations for Renaissance, potential funding of a portion of development costs in the United States for the twice-daily bucindolol product and additional operating expenses of Transcell after completion of the Merger in May 1998.

         The Company will incur charges to operations in the third quarter of Fiscal 1998 for the purchase of the non-Interneuron portion of in-process research and development, which are currently estimated to be approximately $6,000,000. The Company will incur additional future charges for certain replacement stock options to be issued in connection with the Merger. The Company also assumed certain of Transcell's liabilities and obligations at Closing in connection with the Merger.

         In connection with its acquisition of CPEC, the Company is committed to provide certain support to the BEST Study. The Company is committed to provide up to $2,000,000 during the course of the BEST Study, of which $1,750,000 had been paid as of March 31, 1998, as well as drug supplies and monitoring costs of the study expected to aggregate an additional $2,500,000. The Astra Merck Collaboration provides Astra Merck with U.S. marketing rights to a twice-daily formulation of bucindolol. The Astra Merck Collaboration provides that Astra Merck shall be responsible for the Company's royalty obligation to Bristol-Myers Squibb and for the expenses incurred in development and commercialization of the twice-daily formulation of bucindolol, and Astra Merck has committed an amount up to $15,000,000 to be expended in connection with such development. Astra Merck has represented to the Company that it has expended $15,000,000 as of April 30, 1998. The Company and Astra Merck are discussing Astra Merck's contractual responsibility to fund such expenses above $15,000,000. The Company believes that in the event Astra Merck does not fund such expenses, Astra Merck would be in breach of the Astra Merck Collaboration. The Astra Merck Collaboration provides for arbitration of any disputes, and Astra Merck has notified the Company that Astra Merck intends to institute arbitration proceedings to resolve the dispute. Under the Astra Merck Collaboration, the parties are required to attempt to resolve disputes prior to the actual institution of arbitration proceedings. There can be no assurance as to the cost or results of any arbitration. In the event that the Company funds such expenses, or a portion of such expenses, in excess of $15,000,000, its results of operations and financial position may be materially adversely affected.

         Pursuant to the Astra Merck Collaboration, the Company paid Astra Merck $10,000,000 in December 1997 (for which the Company made an accrual as of September 30, 1997) and agreed to pay up to $11,000,000 for one-third of product launch costs incurred beginning when the Company files a New Drug Application ("NDA") for the twice-daily formulation of bucindolol and continuing through the first 12 months subsequent to the first commercial sale of the formulation. In the event the Company elects not to make these payments, the royalties payable by Astra Merck to CPEC will be substantially reduced.

         The Company will incur additional charges to operations relating to the acquisition of CPEC in the event that certain milestones are achieved in the development and commercialization of bucindolol. The Company will be required to issue to the former CPEC stockholders shares of Interneuron's common stock, upon achieving the milestones of filing an NDA and receiving an approval letter from the U.S. Food and Drug Administration (the "FDA") to market bucindolol. In exchange for Interneuron providing such shares, Intercardia will pay Interneuron the value of such shares, in either cash or Intercardia Common Stock, at the Company's option. Each additional payment would have minimum and maximum charges to the Company of $750,000 and $1,875,000, respectively.

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

         The Company is aware of products available or in development by its competitors that address the diseases being targeted by the Company. In particular, carvedilol, a non-selective beta-blocker with moderate vasodilating properties, is owned by Boehringer Mannheim GmbH ("Boehringer") and licensed in the United States and certain other countries to SmithKline Beecham ("SKB"). In May 1997, the FDA approved the use of carvedilol as a treatment for congestive heart failure in the United States, and SKB and Boehringer are currently marketing carvedilol in the United States and a number of other countries. In the future, carvedilol will be co-promoted by Hoffman-LaRoche Inc., as a result of its acquisition of Boehringer. The Company is unable to predict the impact of this product on BEXTRA, if BEXTRA is approved by the FDA. Carvedilol's approval for marketing as a treatment for congestive heart failure in the United States prior to BEXTRA may have adversely affected the patient enrollment rate of the BEST Study and could provide a marketing advantage for carvedilol. In addition, in March 1998, Germany-based Merck KGaA announced early termination of the CBIS II trial to test bisoprolol as a treatment in CHF patients in Europe. Merck KGaA reported that in the trial, which enrolled 2,647 patients, those receiving bisoprolol had a much higher survival rate than patients receiving customary treatment. Bisoprolol is a beta-1 receptor selective beta-blocker marketed for hypertension in the United States by Wyeth-Ayerst Laboratories, a subsidiary of American Home Products Corporation.

         The Company expects to incur substantial additional costs and losses over the next few years. The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the development and clinical trials of bucindolol; the timing and cost of obtaining regulatory approvals; the effect of carvedilol on the BEST Study and on commercialization of bucindolol; the Merger and operating costs of Transcell; and the ability of the Company to establish additional collaborative arrangements with other companies to provide research or development funding to the Company and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no commitment or agreement with respect to any such acquisitions, other than the proposed in-licensing of OP2000 from Opocrin. While the Company believes it has sufficient cash available for currently planned expenditures through the fiscal year ending September 30, 1999, including expenses related to Transcell (but excluding any additional bucindolol development costs the Company may assume in connection with the Astra Merck Collaboration), the Company intends to raise additional capital through equity or debt financing prior to such time. However, there can be no assurance such funds will be available on terms acceptable or favorable to the Company, if at all. Intercardia may require additional financing to fund the Company's operations, to make payments to its collaborative partners, including up to $11,000,000 in payments for U.S. product launch expenses to Astra Merck under the Astra Merck Collaboration, to fund any additional costs incurred in connection with the Astra Merck Collaboration and to fund 40% of development and marketing costs of bucindolol in the Knoll Territory pursuant to the Knoll Collaboration with Knoll, as well as to fund new business opportunities and fund growth.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

(a)      Exhibits
         11.1     Statement re computation of net income (loss) per share
         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b) The following Current Report on Form 8-K was filed by the Company during the three months ended March 31, 1998.

         Date Filed                 Description
         ----------                 -----------

         March 16, 1998    Intercardia to Acquire Transcell Technologies, Inc.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERCARDIA, INC.



Date:    May 15, 1998        By:    /s/ Richard W. Reichow
                                    ----------------------
                                    Richard W. Reichow,
                                    Senior Vice President,
                                    Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)


                                  EXHIBIT 11.1

                                INTERCARDIA, INC.

             STATEMENT RE COMPUTATION OF NET INCOME (LOSS) PER SHARE
                  (Dollars in thousands, except per share data)



                                                 Three Months Ended                         Six Months Ended
                                                     March 31,                                  March 31,
                                        -------------------------------------     --------------------------------------
                                              1998                1997                  1998                1997
                                        -----------------   -----------------     -----------------   ------------------
Net income (loss) per Unaudited
   Consolidated Statements of
   Operations                            $       (1,965)     $         (204)       $       (3,173)     $          1,018
                                        =================   =================     =================   ==================

Calculation of weighted average
number of common shares and
common share equivalents:
      Weighted average of common
         shares outstanding - basic            6,773,049           6,742,459             6,769,798            6,741,058
      Stock options and warrants                       -                   -                     -              382,386
                                        -----------------   -----------------     -----------------   ------------------
      Weighted average common
         shares outstanding - diluted          6,773,049           6,742,459             6,769,798            7,123,444
                                        =================   =================     =================   ==================

Net income (loss) per common share
   - basic                              $         (0.29)    $         (0.03)      $         (0.47)    $            0.15
                                        =================   =================     =================   ==================

Net income (loss) per common share
   - diluted                             $        (0.29)     $        (0.03)       $        (0.47)     $           0.14
                                        =================   =================     =================   ==================