Form 10-Q
period 1998-06-30
INTERCARDIA INC
filed 1998-08-14
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934. For the quarterly period ended June 30, 1998.

     Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934. For the transition period from _____ to _____.

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

P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, NC                                27709
(Address of Principal Executive Office)                (Zip Code)

Registrant's Telephone Number, Including Area Code    919-558-8688



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES  X   NO
                     ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                            Outstanding as of August 12, 1998
Common Stock, par value $.001                        7,282,412 Shares

                                INTERCARDIA, INC.

                               INDEX TO FORM 10-Q


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1998 and
        September 30, 1997 (unaudited) ....................................    3

        Consolidated Statements of Operations for the Three Months and
        Nine Months ended June 30, 1998 and 1997 (unaudited) ..............    4

        Consolidated Statements of Cash Flows for the Nine Months ended
        June 30, 1998 and 1997 (unaudited) ................................    5

        Notes to Unaudited Consolidated Financial Statements ..............    6


        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................    9


PART II. OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders .......   16

        Item 5. Other Information .........................................   16

        Item 6. Exhibits and Reports on Form 8-K ..........................   16

        SIGNATURE .........................................................   18

                                INTERCARDIA, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                       June 30,    September 30,
                                                         1998          1997
                                                       --------      --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                            $ 11,237      $ 18,185
  Marketable securities                                   7,626        17,341
  Accounts receivable                                     1,322         1,127
  Prepaids and other current assets                         210           241
                                                       --------      --------
               Total current assets                      20,395        36,894

Marketable securities                                     3,578         2,054
Property and equipment, net                               3,272         3,594
Other assets                                                 85            81
                                                       --------      --------
                                                       $ 27,330      $ 42,623
                                                       ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  2,508      $    908
  Accrued expenses                                        1,563        13,089
  Current portion of capital lease obligations              580           558
  Current portion of notes payable                           56            73
  Note payable to Interneuron                                --        11,911
  Deferred revenue                                           --           500
                                                       --------      --------
              Total current liabilities                   4,707        27,039

Long-term portion of capital lease obligations              936         1,058
Long-term portion of notes payable                          535           555
Convertible debenture payable to Interneuron                 --           515

Stockholders' equity:
  Common stock, $.001 par value per share,
    40,000,000 shares authorized, 7,282,263
    and 6,765,162 shares issued and outstanding
    at June 30, 1998 and September 30, 1997,
    respectively                                              7             7
  Additional paid-in capital                             78,619        52,243
  Deferred compensation                                  (1,635)         (296)
  Accumulated deficit                                   (55,839)      (38,498)
                                                       --------      --------
              Total stockholders' equity                 21,152        13,456
                                                       --------      --------
                                                       $ 27,330      $ 42,623
                                                       ========      ========


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                      Three Months Ended                   Nine Months Ended
                                                                           June 30,                              June 30,
                                                                  -----------------------------------------------------------------
                                                                    1998               1997               1998               1997
                                                                  --------           --------           --------           --------
Revenue:
    Contract and license fee revenue                              $    577           $    523           $  1,662           $  3,820
                                                                  --------           --------           --------           --------

Costs and expenses:
    Research and development                                         4,760              2,697             10,896              6,970
    Purchase of in-process research
       and development                                               5,343                 --              5,343                 --
    General and administrative                                         782              1,051              2,938              2,938
                                                                  --------           --------           --------           --------
         Total costs and expenses                                   10,885              3,748             19,177              9,908
                                                                  --------           --------           --------           --------

Loss from operations                                               (10,308)            (3,225)           (17,515)            (6,088)
Investment income, net                                                 119                192                174                696
Minority interest                                                       --                 17                 --               (447)
                                                                  --------           --------           --------           --------

Net loss                                                          $(10,189)          $ (3,016)          $(17,341)          $ (5,839)
                                                                  ========           ========           ========           ========

Net loss per common share:
   Basic                                                          $  (1.42)          $  (0.43)          $  (2.46)          $  (0.84)
                                                                  ========           ========           ========           ========
   Diluted                                                        $  (1.42)          $  (0.43)          $  (2.46)          $  (0.84)
                                                                  ========           ========           ========           ========

Weighted average common shares
    outstanding                                                      7,168              6,990              7,057              6,978
                                                                  ========           ========           ========           ========


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            Nine Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1998          1997
                                                         --------      --------
Cash flows from operating activities:
  Net loss                                               $(17,341)     $ (5,839)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Purchase of in-process research and development         5,343            --
    Depreciation and amortization                           1,508           348
    Stock-based compensation                                  820           126
    Deferred revenue                                         (500)           --
    Minority interest in net income of consolidated
      subsidiary                                               --           447
    Change in operating assets and liabilities:
      Accounts receivable                                    (195)          (50)
      Other assets                                             27          (378)
      Accounts payable                                      1,600           (73)
      Accrued expenses                                    (11,526)          154
                                                         --------      --------
Net cash used in operating activities                     (20,264)       (5,265)
                                                         --------      --------

Cash flows from investing activities:
  Proceeds from maturities and sales
    of marketable securities                               20,479         9,247
  Purchases of marketable securities                      (12,288)      (13,010)
  Purchases of property and equipment                      (1,076)       (1,394)
                                                         --------      --------
Net cash provided by (used in) investing activities         7,115        (5,157)
                                                         --------      --------

Cash flows from financing activities:
  Net borrowings from Interneuron                           6,272         6,507
  Net proceeds from issuance of stock                         176           270
  Proceeds from notes payable                                   1             6
  Principal payments on notes payable                         (38)           (2)
  Proceeds from sale/leaseback transactions                   380           754
  Principal payments on capital lease obligations            (590)         (332)
                                                         --------      --------
Net cash provided by financing activities                   6,201         7,203
                                                         --------      --------

Net decrease in cash and cash equivalents                  (6,948)       (3,219)
Cash and cash equivalents at beginning of period           18,185        21,735
                                                         --------      --------
Cash and cash equivalents at end of period               $ 11,237      $ 18,516
                                                         ========      ========


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                                INTERCARDIA, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of Presentation

     The "Company" refers collectively to Intercardia, Inc. ("Intercardia") and its majority-owned subsidiaries, CPEC, Inc., a Nevada corporation ("CPEC"), Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance"). As of June 30, 1998, Intercardia owned 80.1% of the outstanding stock of CPEC, 65.8% of the outstanding stock of Aeolus and 79.6% of the outstanding stock of Renaissance. Intercardia is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). As of June 30, 1998, Interneuron owned 61.9% of the outstanding capital stock of Intercardia and the 19.9% of the outstanding stock of CPEC not owned by Intercardia.

     The consolidated financial statements include the accounts of Intercardia and its subsidiaries, CPEC, Aeolus and Renaissance. All significant intercompany activity has been eliminated. The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 ("Fiscal 1997") and in the Company's other SEC filings. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year. The Company's financial statements have been restated to reflect the merger of Transcell Technologies, Inc. ("Transcell") and the Company (see Note C).

B.   Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", as of December 31, 1997. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options and warrants. Earnings per share amounts for all periods presented have been restated to conform to SFAS No. 128 requirements. Due to the antidilutive effect of the Company's outstanding stock options and warrants, there was no effect on the earnings per share previously disclosed as a result of adopting SFAS No. 128.

     The Company will adopt SFAS No. 130, "Reporting Comprehensive Income", for the fiscal year ending September 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management believes its current disclosures will not be affected by adopting SFAS No. 130.

     The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", for the fiscal year ending September 30, 1999. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes its current disclosures will not be affected by adopting SFAS No. 131.

C.   Merger

     On May 8, 1998, Intercardia acquired all of the outstanding stock of Transcell in a merger of Transcell with and into Intercardia and also acquired certain related technology rights held by Interneuron in exchange for Intercardia Common Stock with an aggregate market value of approximately $14,200,000 (the "Merger"). In addition, Intercardia issued replacement stock options and warrants to purchase approximately 260,000 shares of Intercardia Common Stock to Transcell employees, consultants and warrant holders. The former Transcell operation, which is now a division of Intercardia, is referred to as Intercardia Research Laboratories ("IRL") and is conducting pharmaceutical research and development utilizing carbohydrate-based combinatorial chemistry.

     Under the terms of the Agreement and Plan of Merger between Intercardia, Transcell and Interneuron dated March 2, 1998 (the "Merger Agreement"), Transcell stockholders will receive Intercardia Common Stock in three installments. The first installment of 320,151 shares was issued upon closing the transaction on May 8, 1998 (the "Closing"). The second and third installments will each consist of approximately $3,000,000 of Intercardia Common Stock, as valued at each issuance date, and will be issued in August 1999 and February 2000. In exchange for certain license and technology rights held by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Intercardia issued to Interneuron 174,672 shares of Intercardia Common Stock at Closing with a value of $3,000,000 and will pay Interneuron a royalty on net sales of certain products that may result from a research collaboration (the "Merck Collaboration") originally entered into among Transcell, Interneuron and Merck & Co., Inc. ("Merck").

     Prior to the Merger, Transcell was a majority-owned subsidiary of Interneuron. The acquisition of Interneuron's 77.9% ownership interest in Transcell has been treated in a manner similar to a "pooling-of-interests", as it represented a transfer of stock between entities under common control, and the acquisition of the non-Interneuron ownership interest has been accounted for by using the "purchase" method of accounting. Upon Closing, the Company incurred a charge to operations of $5,343,000 for the purchase of the non-Interneuron portion of in-process research and development. All of Transcell's past results of operations have been combined with the results of operations of the Company, and the Company's financial statements for all periods have been restated to reflect the Merger.

D.   Contract Disputes with Astra Merck

     The Company's collaboration (the "Astra Merck Collaboration") with Astra Merck Inc. ("Astra Merck") provides that Astra Merck shall be responsible for the Company's royalty obligation to Bristol-Myers Squibb Company ("BMS") and for the expenses incurred in development and commercialization of the twice-daily formulation of BEXTRA(R) (bucindolol HCl), and Astra Merck committed an amount up to $15,000,000 to be expended in connection with such development. Astra Merck has represented to the Company that it had expended $15,000,000 as of April 30, 1998. The Company and Astra Merck are discussing Astra Merck's contractual responsibility to fund such expenses above $15,000,000, while Astra Merck has continued to fund such expenses. The Company believes that in the event Astra Merck does not fund such expenses, Astra Merck would be in breach of the Astra Merck Collaboration and lose the U.S. marketing rights to BEXTRA. The Astra Merck Collaboration provides for arbitration of any disputes, and Astra Merck has notified the Company that Astra Merck intends to institute arbitration proceedings to resolve the dispute. Under the Astra Merck Collaboration, the parties are required to attempt to resolve disputes prior to the actual institution of arbitration proceedings. There can be no assurance as to the cost or results of any arbitration.

     On July 1, 1998, the business of Astra Merck was combined with that of Astra AB's wholly owned subsidiary, Astra USA, Inc. into a new limited partnership, Astra Pharmaceuticals, L.P. ("Astra Pharmaceuticals"), and Astra Pharmaceuticals has succeeded to the rights and obligations of Astra Merck under the Astra Merck Collaboration. In August 1998, the Company notified Astra Pharmaceuticals that the Company believes Astra Pharmaceuticals has breached certain non-competition provisions of the Astra Merck Collaboration. The Company and Astra Pharmaceuticals are in discussions to resolve the conflict or terminate the Astra Merck Collaboration. Astra Pharmaceuticals has informed the Company it does not believe it is in violation of the Astra Merck Collaboration. If the Astra Merck Collaboration is terminated because of Astra Merck's breach, the Astra Merck Collaboration provides for return of all rights, material and information relating to BEXTRA to the Company and a payment to the Company.

E.   Subsequent Event

     In July 1998, Intercardia signed an agreement ("Opocrin Agreement") to license a development compound ("OP2000") from Opocrin S.p.A., of Modena, Italy ("Opocrin"). Intercardia intends to investigate the use of OP2000 as a drug for the treatment of inflammatory bowl disease. The license is worldwide except for Japan and South Korea. Intercardia made a $1,000,000 payment to Opocrin, which will be recognized as license fee expense in the Company's fourth quarter as the compound is in the early stages of development, and will be responsible for conducting clinical trials for OP2000. Intercardia is required to make additional milestone payments to Opocrin upon initiation of Phase III clinical trials, upon filing for regulatory approval, upon obtaining regulatory approval and upon achieving specified annual sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

     Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, including, in particular, risks relating to future capital needs, risks related to the Company's proposed arbitration with Astra Merck, dependence on collaborative partners, competition, uncertainties relating to clinical trials, the early stage of products under development, government regulations, market acceptance and risks relating to acquisitions. The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this report, the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for Fiscal 1997 and the Company's other SEC filings.

     The Company's strategy is to be a leader in the discovery, development and commercialization of therapeutics for the treatment of cardiovascular, pulmonary, infectious and other diseases. The Company's most advanced product is BEXTRA, a compound currently in Phase III clinical trials for the treatment of congestive heart failure.

     On May 8, 1998, Intercardia acquired all of the outstanding stock of Transcell and certain related technology owned by Interneuron in exchange for Intercardia Common Stock with an aggregate market value of approximately $14,200,000. In addition, Intercardia issued Intercardia replacement stock options and warrants to purchase approximately 260,000 shares of Intercardia Common Stock to Transcell employees, consultants and warrant holders. Under the terms of the Merger Agreement, Transcell stockholders will receive Intercardia Common Stock in three installments. The first installment of 320,151 shares was issued upon the Closing. The second and third installments will each consist of approximately $3,000,000 of Intercardia Common Stock, as valued at each issuance date, and will be issued in August 1999 and February 2000. In exchange for certain license and technology rights owned by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Intercardia issued to Interneuron 174,672 shares of Intercardia Common Stock at Closing with a value of $3,000,000 and will pay Interneuron a royalty on net sales of certain products that may result from the Merck Collaboration. Prior to the Merger, Transcell was a majority-owned subsidiary of Interneuron. The acquisition of Interneuron's 77.9% ownership interest in Transcell is treated in a manner similar to a "pooling-of-interests" as it represented a transfer of stock between entities under common control and the acquisition of the non-Interneuron ownership interest is accounted for by using the "purchase" method of accounting. Upon Closing, the Company incurred a charge to operations of $5,343,000 for the purchase of the non-Interneuron portion of in-process research and development. All of Transcell's past results of operations have been combined with the results of operations of the Company, and the Company's financial statements for all periods presented have been restated to reflect the Merger.

     In July 1998, Intercardia signed the Opocrin Agreement to license OP2000 from Opocrin. Intercardia intends to investigate the use of OP2000 as a drug for the treatment of inflammatory bowl disease. The license is worldwide except for Japan and South Korea. Intercardia made a $1,000,000 payment to Opocrin, which will be recognized as license fee expense in the Company's fourth quarter as the compound is in the early stages of development, and will be responsible for conducting clinical trials for OP2000. Intercardia is required to make additional milestone payments to Opocrin upon initiation of Phase III clinical trials, upon filing for regulatory approval, upon obtaining regulatory approval and upon achieving specified annual sales.

     The Company is developing plans designed to address any "Year 2000" issues in advance of December 31, 1999. The Company uses primarily a limited number of third party software programs and systems in its operations, and it is currently in the process of assessing which of those are vital to Company operations and their Year 2000 compliance status. Any failure of such programs or systems, or those of suppliers, service providers or collaborative partners, to resolve any Year 2000 issues on a timely basis could result in a major system failure or miscalculations. The Company is developing contingency plans designed to address any failures that might occur. Although there can be no assurances, based upon its assessments to date, the Company does not believe that it will encounter Year 2000 problems or compliance costs that will have a material effect upon its financial condition or results of operations.

Results of Operations

     The Company incurred net losses of $10,189,000 and $17,341,000 for the three and nine months ended June 30, 1998, respectively, versus net losses of $3,016,000 and $5,839,000 for the three and nine months ended June 30, 1997, respectively. As a result of the Merger, the Company's financial statements for all periods have been restated to include the results of operations of Transcell.

     Contract and license fee revenue of $577,000 and $1,662,000 for the three and nine months ended June 30, 1998, respectively, consisted primarily of contract revenue payments from Merck pursuant to the Merck Collaboration and from Astra Merck pursuant to the Astra Merck Collaboration. Contract and license fee revenue of $523,000 and $3,820,000 for the three and nine months ended June 30, 1997, respectively, consisted primarily of contract revenue payments received from BASF Pharma/Knoll AG ("Knoll") pursuant to the Company's collaboration with Knoll (the "Knoll Collaboration") and from Astra Merck pursuant to the Astra Merck Collaboration.

     The Company continues to increase its R&D operations in all of its research and development programs. R&D expenses increased by $2,063,000 (76%) to $4,760,000 for the three months ended June 30, 1998 from $2,697,000 for the three months ended June 30, 1997. The increase in R&D expenses for the three months was due to increased IRL expenses of $1,387,000, increased bucindolol and general development expenses of $366,000, increased Aeolus expenses of $133,000 and increased Renaissance expenses of $177,000.

     R&D expenses increased by $3,926,000 (56%) to $10,896,000 for the nine months ended June 30, 1998 from $6,970,000 for the nine months ended June 30, 1997. The increase in R&D expenses for the nine months was due to increased IRL expenses of approximately $1,916,000, increased bucindolol and general development expenses of approximately $710,000, increased Aeolus R&D expenses of approximately $807,000 and increased Renaissance R&D expenses of approximately $493,000.

     IRL R&D expenses increased by $1,387,000 (92%) to $2,898,000 for the three months ended June 30, 1998 from $1,511,000 for the three months ended June 30, 1997. IRL R&D expenses increased $1,916,000 (48%) to $5,932,000 for the nine months ended June 30, 1998 from $4,016,000 for the nine months ended June 30, 1997. Based on a review of Transcell's assets after the Merger, the Company recorded a write-down of approximately $700,000 for property and equipment which did not meet the Company's capitalization criteria. The other increases for the three and nine months resulted from expenses related to expanded IRL operations, including expenses of the Merck Collaboration and moving into new and larger facilities in June 1997.

     The increases in bucindolol and general development expenses for the three and nine months were primarily due to costs related to the development of BEXTRA for Europe and additional R&D personnel expenses. The Astra Merck Collaboration requires Astra Merck to pay for certain expenses related to the development of the twice-daily formulation of BEXTRA for the United States. During the nine months ended June 30, 1998, Astra Merck paid the Company contract revenue of $633,000 and assumed liabilities on the Company's behalf of approximately $4,800,000. From inception of the Astra Merck Collaboration through June 30, 1998, Astra Merck had assumed liabilities totaling approximately $14,606,000 on the Company's behalf. These additional amounts did not flow through the Company's Statements of Operations, as they were offset against related expenses. As of June 30, 1998, the Company's Balance Sheet included approximately $1,029,000 of accounts receivable due from Astra Merck and approximately $671,000 of accrued expenses related to obligations assumed by Astra Merck. See "--Liquidity and Capital Resources".

     Aeolus R&D expenses increased by $133,000 (35%) to $510,000 for the three months ended June 30, 1998 from $377,000 for the three months ended June 30, 1997. Aeolus R&D expenses increased by $807,000 (94%) to $1,661,000 for the nine months ended June 30, 1998 from $854,000 for the nine months ended June 30, 1997. The increases in Aeolus R&D expenses for the three and nine months were primarily due to increases in sponsored research, contracted chemistry and patent fees, as Aeolus has expanded its antioxidant small molecule research program during the past year.

     Renaissance R&D expenses for its liver stem cell program for the three and nine months ended June 30, 1998 were approximately $177,000 and $493,000, respectively. Intercardia acquired 79.6% of the outstanding capital stock of Renaissance in September 1997.

     During the three and nine months ended June 30, 1998, the Company incurred charges to operations of $5,343,000 for the purchase of the non-Interneuron portion of Transcell in-process research and development in the Merger discussed above.

     General and administrative ("G&A") expenses decreased by $269,000 (26%) to $782,000 for the three months ended June 30, 1998 from $1,051,000 for the three months ended June 30, 1997. G&A expenses were $2,938,000 for both the nine months ended June 30, 1998 and June 30, 1997. The decrease in G&A expenses for the three months and the flat G&A expenses for the nine months reflect the discontinuance of IRL's G&A operating expenses in May 1998 as a result of the Merger, as IRL's administrative functions are handled by Intercardia's headquarter operations.

     The minority interest in the Consolidated Statement of Operations for the three and nine months ended June 30, 1997 related to the 19.9% minority interest of CPEC. There were no minority interest charges for the three and nine months ended June 30, 1998.

Liquidity and Capital Resources

     As of June 30, 1998, the Company had cash, cash equivalents and marketable securities of $22,441,000, which was $15,139,000 less than the balance at September 30, 1997, primarily due to a $10,000,000 contract payment made pursuant to the Astra Merck Collaboration in December 1997 in conjunction with the development of BEXTRA in the United States and the funding of the Company's operations for the nine month period ended June 30, 1998. Accrued expenses decreased by approximately $11,526,000 to approximately $1,563,000, primarily because the $10,000,000 Astra Merck payment was included in accrued expenses as of September 30, 1997.

     The Company's cash, cash equivalents and marketable securities balance is expected to continue to decrease during the remainder of the fiscal year ending September 30, 1998 ("Fiscal 1998"), due primarily to (1) lower contract revenue for Fiscal 1998 than Fiscal 1997, which included payments of approximately $3,480,000 made by Knoll pursuant to the Knoll Collaboration, (2) a decrease in investment income due to lower cash and marketable securities balances, and (3) increased expenses due to expanded operations, including costs associated with bucindolol development, clinical trials in Europe, a full year of operations for Renaissance, potential funding of a portion of development costs for BEXTRA in the United States and operating expenses of IRL subsequent to completion of the Merger in May 1998.

     In connection with its acquisition of CPEC, the Company is committed to provide certain support to the Phase III clinical trial for bucindolol, known as the Beta-blocker Evaluation of Survival Trial (the "BEST Study"). The Astra Merck Collaboration provides Astra Merck with U.S. marketing rights to the twice-daily formulation of BEXTRA. The Astra Merck Collaboration provides that Astra Merck shall be responsible for the Company's royalty obligation to BMS and for the expenses incurred in development and commercialization of the twice-daily formulation of BEXTRA in the United States, and Astra Merck committed an amount up to $15,000,000 to be expended in connection with such development. Astra Merck has represented to the Company that it had expended $15,000,000 as of April 30, 1998. The Company and Astra Merck are discussing Astra Merck's contractual responsibility to fund such expenses above $15,000,000, while Astra Merck has continued to fund such expenses. The

Company believes that in the event Astra Merck does not fund such expenses, Astra Merck would be in breach of the Astra Merck Collaboration and lose the U.S. marketing rights to bucindolol. The Astra Merck Collaboration provides for arbitration of any disputes, and Astra Merck has notified the Company that Astra Merck intends to institute arbitration proceedings to resolve the dispute. Under the Astra Merck Collaboration, the parties are required to attempt to resolve disputes prior to the actual institution of arbitration proceedings. There can be no assurance as to the cost or results of any arbitration. The Company has estimated that the remaining costs to complete the development of bucindolol in the United States and prepare the New Drug Application ("NDA") for submission to the U.S. Food and Drug Administration (the "FDA") could be $15,000,000 to $20,000,000. In the event that the Company is required to fund such expenses, or a portion of such expenses, its results of operations and financial position may be materially adversely affected.

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

     On July 1, 1998, the business of Astra Merck was combined with that of Astra AB's wholly owned subsidiary, Astra USA, Inc. into a new limited partnership, Astra Pharmaceuticals, who has succeeded to the rights and obligations of Astra Merck under the Astra Merck Collaboration. In August 1998, the Company notified Astra Pharmaceuticals that the Company believes Astra Pharmaceuticals has breached certain non-competition provisions of the Astra Merck Collaboration. The Company and Astra Pharmaceuticals are in discussions to resolve the conflict or terminate the Astra Merck Collaboration. Astra Pharmaceuticals has informed the Company it does not believe it is in violation of the Astra Merck Collaboration. If the Astra Merck Collaboration is terminated because of Astra Merck's breach, the Astra Merck Collaboration provides for return of all rights, material and information relating to BEXTRA to the Company and a payment to the Company. In such event, the Company would be responsible for all remaining costs to develop BEXTRA in the United States.

     The Company will incur additional charges to operations relating to the acquisition of CPEC in the event that certain milestones are achieved in the development and commercialization of bucindolol. The Company will be required to issue to the former CPEC stockholders shares of Interneuron's common stock, upon achieving the milestones of filing an NDA and receiving an approval letter from the FDA to market bucindolol. In exchange for Interneuron providing such shares, the Company will pay Interneuron the value of such shares, in either cash or Intercardia Common Stock, at the Company's option. Each additional payment would have minimum and maximum charges to the Company of $750,000 and $1,875,000, respectively.

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

     The Company is aware of products available or in development by its competitors that address the diseases being targeted by the Company. In particular, carvedilol, a non-selective beta-blocker with moderate vasodilating properties, is owned by Hoffmann-La Roche Inc. ("Roche") and licensed in the United States and certain other countries to SmithKline Beecham ("SKB"). In May 1997, the FDA approved the use of carvedilol as a treatment for congestive heart failure in the United States, and SKB and Roche are currently co-promoting carvedilol in the United States and a number of other countries. The Company is unable to predict the impact of this product on BEXTRA, if BEXTRA is approved by the FDA. Carvedilol's approval for marketing as a treatment for congestive heart failure in the United States prior to BEXTRA may have adversely affected the patient enrollment rate of the BEST Study and could provide a marketing advantage for carvedilol. In addition, in March 1998, Germany-based Merck KGaA announced early termination of the CIBIS II trial to test bisoprolol as a treatment in CHF patients in Europe. Merck KGaA reported that in the trial, which enrolled 2,647 patients, those receiving bisoprolol had a higher survival rate than patients receiving customary treatment. Bisoprolol is a beta-1 receptor selective beta-blocker marketed for hypertension in the United States by Wyeth-Ayerst Laboratories, a subsidiary of American Home Products Corporation.

     The Company expects to incur substantial additional costs and losses over the next few years. The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the development and clinical trials of bucindolol; the status of the Astra Merck Collaboration, including the resolution of proposed arbitration proceedings and whether the Company assumes responsibility for all BEXTRA development costs in the United States; the timing and cost of obtaining regulatory approvals; and the ability of the Company to establish additional collaborative arrangements with other companies to provide research or development funding to the Company and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no commitment or agreement with respect to any such acquisitions. While the Company believes it has sufficient cash available for currently planned expenditures through the fiscal year ending September 30, 1999, excluding any additional bucindolol development costs the Company may assume in connection with, or in the event of termination of, the Astra Merck Collaboration, the Company intends to raise additional capital through equity or debt financing prior to such time. However, there can be no assurance such funds will be available on terms acceptable or favorable to the Company, if at all. The

Company may require additional financing to fund the Company's operations, to make payments to its collaborative partners, including up to $11,000,000 in payments for U.S. product launch expenses to Astra Merck assuming the Astra Merck Collaboration continues, to fund any additional costs incurred in connection with the Astra Merck Collaboration and to fund 40% of development and marketing costs of bucindolol in the Knoll Territory pursuant to the Knoll Collaboration with Knoll, as well as to fund new business opportunities and growth.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on May 6, 1998. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a) The stockholders approved the Agreement and Plan of Merger dated March 2, 1998 by and among Intercardia, Transcell and Interneuron with 5,609,722 shares voting for, 1,052 shares voting against and 720 shares abstained.

(b)  The stockholders elected the following persons as directors of the Company:
     Glenn L. Cooper, M.D.; Clayton I. Duncan; Joseph J. Ruvane, Jr.; and David
     B. Sharrock. The votes for and against (withheld) each nominee were as follows:

                                  Votes           Votes         Votes
     Nominee                       For          Withheld      Abstained
     -------                       ---          --------      ---------
     Glenn L. Cooper, M.D.      6,349,590        1,440            0
     Clayton I. Duncan          6,349,590        1,440            0
     Joseph J. Ruvane, Jr.      6,349,590        1,440            0
     David B. Sharrock          6,349,590        1,440            0

(c) The stockholders approved the amendments to the Intercardia, Inc. 1994 Stock Option Plan with 4,898,682 shares voting for, 710,492 shares voting against and 2,320 shares abstained.

(d) The stockholders ratified the appointment of Coopers & Lybrand L.L.P. as the independent auditors of the Company for the fiscal year ending September 30, 1998 with 6,348,090 shares voting for, 1,440 shares voting against and 1,500 shares abstained.


Item 5. Other Information

     Pursuant to recently amended Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as amended, a stockholder must give the Company notice of any proposal the stockholder intends to present at the Company's 1999 Annual Meeting of Stockholders by February 22, 1999, or the proxies may exercise their discretionary authority to vote on the proposal notwithstanding that the stockholders did not receive notice of the proposal.


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        10.8    Intercardia, Inc. 1994 Stock Option Plan, as amended

        10.27 Assignment and Assumption and Royalty Agreement effective as of May 8, 1998 between the Company and Interneuron Pharmaceuticals, Inc.

        10.28* Research Collaboration and License Agreement dated effective as of June 30, 1997, as amended, by and among Interneuron Pharmaceuticals, Inc., Transcell Technologies, Inc. and Merck & Co., Inc.

        10.29* License Agreement dated June 29, 1998 between Princeton University and the Company

        10.30 License Agreement dated April 15, 1998, effective as of June 30,1997, between Princeton University and Interneuron Pharmaceuticals, Inc.

        10.31 Lease Agreement dated September 19, 1996, as amended, between Cedar Brook Corporate Center, L.P. and Transcell Technologies, Inc.

        10.32 Amendment 1, dated as of July 1, 1998, to Sponsored Research Agreement between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.

        11.1    Statement re computation of net loss per share

        27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

---------------
        *Confidential treatment requested

(b) The following Current Report on Form 8-K was filed by the Company during the three months ended June 30, 1998.

         Date Filed        Description
         ----------        -----------
         May 14, 1998      Transcell Technologies, Inc. merged into Intercardia

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INTERCARDIA, INC.



Date: August 14, 1998       By: /s/ Richard W. Reichow
                                ----------------------------
                                    Richard W. Reichow,
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)