Form 10-K
period 1998-09-30
INTERCARDIA INC
filed 1998-12-15
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the fiscal year ended September 30, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

Commission File Number 0-27410

                                INTERCARDIA, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                     56-1924222
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

                   P.O. Box 14287
                3200 East Highway 54
            Cape Fear Building, Suite 300
    Research Triangle Park, North Carolina                     27709
    (Address of principal executive offices)                 (Zip Code)

Company's telephone number, including area code: 919-558-8688

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on December 8, 1998, on the NASDAQ National Market System was approximately $12,181,000 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

As of December 8, 1998, the registrant had outstanding 7,304,453 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

                                     INTERCARDIA, INC.
                                ANNUAL REPORT ON FORM 10-K

                                     Table of Contents

                                                                                 Page
                                                                                 ----
PART I
  Item 1.  Business.................................................................3
  Item 2.  Properties..............................................................39
  Item 3.  Legal Proceedings.......................................................39
  Item 4.  Submission of Matters to a Vote of Security Holders.....................39
           Executive Officers......................................................40

PART II
  Item 5.  Market for Company's Common Equity and Related Stockholder Matters......42
  Item 6.  Selected Financial Data.................................................42
  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...................................................43
  Item 7a. Quantitative and Qualitative Disclosure of Market Risks.................49
  Item 8.  Financial Statements and Supplementary Data.............................49
  Item 9.  Changes In And Disagreements With Accountants On Accounting And
           Financial Disclosure....................................................50

PART III
  Item 10. Directors and Executive Officers of the Registrant......................51
  Item 11. Executive Compensation..................................................51
  Item 12. Security Ownership of Certain Beneficial Owners and Management..........51
  Item 13. Certain Relationships and Related Transactions..........................51

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........52

                                     PART I

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

STATEMENTS IN THIS FORM 10-K THAT ARE NOT STATEMENTS OR DESCRIPTIONS OF HISTORICAL FACT ARE "FORWARD-LOOKING" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE BY THE COMPANY OR ITS REPRESENTATIVES, WHICH ARE IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY," "WILL," "SUGGESTS," "EXPECTS," "MAY," "BELIEVE," "COULD," "SHOULD," "WOULD," "ANTICIPATES" OR "PLANS," OR SIMILAR EXPRESSIONS, ARE BASED ON A NUMBER OF ASSUMPTIONS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED OR SUGGESTED DUE TO A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE FACTORS AND RISKS DESCRIBED UNDER THE SECTION CAPTIONED "BUSINESS - CERTAIN RISKS ASSOCIATED WITH THE COMPANY'S BUSINESS." THE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AND EXPECTATION AS OF THE DATE OF THIS REPORT. NEITHER INTERCARDIA NOR ANY OF ITS SUBSIDIARIES ASSUMES ANY OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Item 1.  Business.

Overview

      The business of Intercardia, Inc., a Delaware corporation ("Intercardia"), and its subsidiaries (collectively, the "Company") is to discover and develop products primarily to treat cardiovascular, inflammatory and infectious diseases and disorders. Its strategy is to acquire rights to products and technologies that have potential commercial utility in large therapeutic markets. The Company adds value to these opportunities through its preclinical and clinical expertise and selects strategic partners for their capabilities outside the Company's areas of focus, such as for manufacturing and certain marketing activities. The Company's partnering philosophy is to share development and marketing risks and expenses with collaborators in return for a greater royalty percentage or share of profits than might otherwise be obtained. This approach increases the potential value to the Company from successful product candidates and allows the Company to develop capabilities that it can apply across multiple programs.

      As of September 30, 1998, Intercardia owned 80.1% of the outstanding stock of CPEC, Inc., a Nevada corporation ("CPEC"), 65.8% of the outstanding stock of Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and 79.6% of the outstanding stock of Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance"). Intercardia is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"), which, as of September 30, 1998, owned 61.9% of the outstanding capital stock of Intercardia and the 19.9% of outstanding capital stock of CPEC not owned by Intercardia.

      The Company's most advanced product is BEXTRA(R) (bucindolol HCl), a beta-blocker currently in a Phase III clinical trial being conducted by the National Institutes of Health (the "NIH") and the Department of Veterans Affairs (the "VA") for use in treating congestive heart failure ("CHF" or "heart failure"). Although beta-blockers have been used for decades to treat hypertension and angina, until recently it was generally believed that beta-blockers as a class should not be used in patients suffering from heart failure. However, the Company believes that bucindolol represents a promising approach to the treatment of CHF because of its non-selective, vasodilating properties. See "Research and Development Programs - Congestive Heart Failure."

      Bucindolol was chosen as the only beta-blocker for evaluation in the Beta-blocker Evaluation of Survival Trial ("BEST"), a 90-center study which began in June 1995. According to the study protocol, bucindolol was chosen by the study sponsors, the NIH and the VA, because it is a non-selective beta-blocker and was well tolerated in CHF patients. Approximately 2,640 patients have been enrolled in BEST, and enrollment is scheduled to end December 31, 1998. A follow-up period of at least 18 months for each patient is called for by the protocol.

      An independent Data and Safety Monitoring Board ("DSMB") was established at the outset of BEST to periodically monitor the progress, outcome, toxicity, safety and other data on an interim basis to ensure that the study is being conducted according to protocol and that it remains ethically and scientifically appropriate to continue the study. The DSMB is authorized to recommend early termination of the study if the study objectives are achieved prior to scheduled completion. The DSMB most recently met in November 1998, at which time it recommended continuation of the study and expressed its intention to meet again later in the first quarter of 1999 to address the status of the trial. A beta-blocker was approved in 1997 by the U.S. Food and Drug Administration (the "FDA") for use in treating CHF and two other studies evaluating the effects on mortality of other beta-blocking agents were terminated in 1998 based on positive results before their scheduled completion. See "Competition." There can be no assurance that BEST will also be terminated early or that the results will demonstrate an increased survival benefit from bucindolol.

      The Company holds development and marketing rights for bucindolol in the United States, following the termination in September 1998 of a collaboration agreement with Astra Merck Inc. ("Astra Merck"), now Astra Pharmaceuticals, L.P. ("Astra Pharmaceuticals"). The parties decided to terminate the arrangement based on a non-competition clause, which was triggered by the restructuring and consolidation of Astra Merck with a wholly owned U.S. subsidiary of Astra AB, that had its own beta-blocker program. See "Collaborative and Licensing Arrangements" and "Competition." The Company is evaluating opportunities to share development and marketing responsibilities and costs in the United States with other potential partners.

      The Company licensed the rights to market bucindolol outside of the United States and Japan (the "Knoll Territory") to BASF Pharma/Knoll AG ("Knoll") in December 1996 (the "Knoll Collaboration"). Under the Knoll Collaboration, the Company shares a percentage of the Knoll Territory development costs and in return is to receive the same percentage of net profits from sales of bucindolol in the Knoll Territory. In June 1998 Knoll initiated a Phase III study of bucindolol in Europe to evaluate its effect in prolonging survival in patients suffering from reduced left ventricular systolic function following an acute myocardial infarction (known as the Bucindolol Evaluation after Acute myocardial infarction Trial ("BEAT")). The protocol calls for enrollment of 2,000 patients and a double-blind follow-up period of at least two years. The Company funds 40% of the study's costs.

      Intercardia's program in inflammatory diseases is focused on the development of OP2000, an oligosaccharide product derived from heparin, which was exclusively licensed from Opocrin S.p.A. ("Opocrin") in July 1998. The Company plans to initiate a clinical program to evaluate treatment of inflammatory bowel disease with OP2000 in 1999. The Company believes that the anti-thrombotic and anti-inflammatory properties of OP2000 provide the rationale for evaluating its use in treating this disease. See "Research and Development Programs -Inflammatory Bowel Disease."

      The Company's carbohydrate combinatorial program uses technology invented by Daniel E. Kahne, Ph.D., and licensed from Princeton University, related to solid phase synthesis of carbohydrate-based molecules, as well as combinatorial technology acquired in the May 1998 merger with Transcell Technologies, Inc. ("Transcell"). The program is being conducted at the Intercardia Research Laboratories division of the Company ("IRL"), formerly Transcell, near Princeton, New Jersey, and at Princeton University through sponsored research of Dr. Kahne and Suzanne Walker-Kahne, Ph.D. See "Collaborative and Licensing Arrangements." All of Transcell's past results of operations have been combined with the results of operations of the Company, and the Company's financial statements for all periods presented in this Report have been restated to reflect the merger with Transcell in May 1998 (the "Transcell Merger").

      Intercardia's platform technology in carbohydrate-based combinatorial chemistry and its capability in high-throughput screening both focus on anti-infective agents. The Company employs two strategies to discover anti-infectives. The first strategy is to use its chemistry expertise to improve existing anti-infective agents. Several projects are underway to design proprietary analogues of known anti-infective agents to improve their efficacy, safety or pharmacokinetics profile. Two of these projects are funded in part by Merck & Co, Inc. ("Merck"). See "Collaborative and Licensing Agreements." As part of this strategy, the Company uses its understanding of carbohydrates in the biology of bacteria and fungi to design inhibitors of certain carbohydrate-processing enzymes critical to pathogen survival. The second strategy is to provide the opportunity to discover new anti-infective mechanisms of action through the creation of a large library of diverse, novel carbohydrate structures which can be screened for anti-infective activity. The Company also is seeking collaborators to screen this broad library in other therapeutic areas such as cancer and immune disease. See "Research and Development Programs - Combinatorial Carbohydrate Technology."

      Through the activities of Aeolus, the Company is exploring the use of catalytic antioxidant small molecules as potential therapeutics for a variety of conditions, including neonatal respiratory distress syndrome, broncho-pulmonary dysplasia, arthritis and ischemia-reperfusion injury. Aeolus has identified a lead class of molecules which is being evaluated in a variety of preclinical disease models. See "Research and Development Programs - Aeolus - Antioxidant Small Molecule Program." The technology supporting this program was developed by James D. Crapo, M.D. and Irwin Fridovich, Ph.D., and has been licensed from Duke University ("Duke"). Aeolus is supporting further development through research at Duke and the National Jewish Medical and Research Center ("NJC").
See "Collaborative and Licensing Arrangements."

      Through Renaissance, the Company is developing a cell therapy procedure for treating liver disorders using a proprietary method for the isolation and expansion of hepatic progenitor cells, cells which differentiate to become other types of human liver cells. Renaissance is seeking to isolate hepatic cells that are capable of expansion in vitro. Studies are being planned to test the ability of the human progenitor cells to grow, expand, differentiate and restore function in certain animal models of liver failure. The goal of Renaissance in the next two years is to begin evaluating the safety and efficacy of a procedure consisting of injecting the hepatic progenitor cells into humans to restore liver function in patients with certain types of liver failure. If successful, this cell therapy approach could reduce the need for liver transplantation by allowing a patient to regain liver function by replenishing damaged portions of the liver with new cells capable of growth. See "Research and Development Programs - Renaissance - Hepatic Progenitor Cell Program." Certain aspects of the technology, which was developed by Lola M. Reid, Ph.D., are licensed from Albert Einstein College of Medicine, and Renaissance is now sponsoring research in Dr. Reid's laboratory at the University of North Carolina School of Medicine ("UNC").

Research and Development Programs

Congestive Heart Failure

      CHF is a syndrome of progressive degeneration of cardiac function, generally defined as the inability of the heart to pump sufficient volume of blood for proper functioning of vital organs. Symptoms are reflected in fatigue, shortness of breath, fluid retention and a decreasing capacity for activity. The Company believes that more than 4,500,000 people in the United States and 5,000,000 people in Europe suffer from CHF, with the incidence increasing annually as the population ages. In the United States, patients with moderate or severe symptoms (New York Hospital Association ("NYHA") Class III or IV, respectively) constitute approximately 30% of these patients, and patients with mild symptoms (Class II) constitute approximately 35% of these patients. In the United States, heart failure has become the most common cause of hospitalization for people over the age of 65.

      Heart failure is caused by a number of conditions that produce a primary injury or stress to the heart muscle. These conditions include ischemic heart diseases, which may include myocardial infarction (heart attack), poorly controlled hypertension, inflammatory disorders, infections and toxins. Often the underlying cause of heart failure in a patient is unknown. Regardless of the cause of the primary damage, the body will activate compensatory mechanisms in an attempt to maintain cardiac output. These compensatory mechanisms include activation of the renin-angiotensin and the cardiac adrenergic systems.

      Activation of the renin-angiotensin system causes expansion of blood volume and, by constricting peripheral blood vessels (vasoconstriction), redistributes blood to the heart and brain. Activation of the adrenergic system increases heart contractility and heart rate, thus maintaining cardiac output. However, chronic activation of these two systems may produce harmful effects, including a reduction in blood flow to muscle and other tissues, increased fluid retention, a direct cardiotoxic effect on the heart muscle and an increase in the heart's need for oxygen. The harmful effects resulting from chronic activation of these two systems are believed to contribute to a downward spiral of worsening cardiac function leading to death, even in the absence of further damage from the original cause of the heart failure.

      Current Treatments for Congestive Heart Failure

      Until recently, three pharmacologic therapies were routinely used, often concurrently, to improve cardiac function, relieve the symptoms of CHF and improve survival: (1) digitalis preparations to strengthen heart contractility,
(2) diuretics to remove excess fluid, and (3) ACE inhibitors to prevent vasoconstriction and fluid retention by blocking activation of the renin-angiotensin system. Of these commonly used treatments, only ACE inhibitors have been shown to improve mortality. More recently, use of certain beta-blockers concurrently with standard CHF treatment has become an alternative therapy for CHF. In May 1997, the FDA approved carvedilol, a vasodilating beta-adrenergic receptor blocker, for treating patients with mild to moderate CHF. See "Competition."

      Use of Beta-Blocking Agents to Treat Congestive Heart Failure

      In heart failure, the adrenergic system is activated to release the catecholamines, norepinephrine and epinephrine, which stimulate the heart to beat faster and more powerfully. While such stimulation may provide benefit in the short term, chronic stimulation can harm the failing heart. The harmful effects of chronic activation of the adrenergic system include a direct cardiotoxic effect on the heart muscle and an increase in the heart's need for oxygen. Two forms of beta-adrenergic receptors, beta-1 and beta-2, transmit the effects of adrenergic stimulation to the heart.

      Drugs that block the effects of adrenergic stimulation (beta-blockers or beta adrenergic receptor antagonists) have been available for almost 30 years and have been used to treat hypertension or angina in millions of patients. Three generations of beta-blocking agents have been developed. The first generation of drugs were called non-selective beta-blockers, meaning that they block both beta-1 and beta-2 receptors in the heart. Unfortunately, blockade of beta-2 receptors in blood vessels causes vasoconstriction. When administered to patients with CHF, the adrenergic stimulation of the heart was reduced, but the vasoconstriction caused by the drug resulted in rapid worsening of heart failure. As a result, the first generation beta-blockers were not pursued as potential treatments for CHF.

      The second generation of beta-blocking agents such as metoprolol and bisoprolol act only on the beta-1 receptor. Preliminary clinical studies of these drugs as a treatment of CHF produced better results. There remained a concern that a drug that acts only on the beta-1 receptor would leave the beta-2 receptor free to stimulate heart rate and contractility and could, therefore, reduce the desired benefit of this treatment on mortality. The more recent results of two large studies, each involving a selective beta-1 blocker - metoprolol succinate and bisoprolol - have demonstrated a survival benefit in the CHF patients treated with standard therapy and the study drug, compared to the patients on standard therapy and placebo. See "Competition."

      Non-Selective Beta-Blockers with Vasodilating Properties

      The third generation of beta-blocking agents are non-selective (i.e., they block both beta-1 and beta-2 receptors) but do not have the vasoconstrictive effect of the first generation of beta-blockers. Bucindolol (a mild vasodilator) is a member of this class, along with carvedilol (a moderate vasodilator). Both drugs have been studied as treatments for CHF with promising results. Carvedilol was approved by the FDA for use in treating mild-to-moderate CHF patients in May 1997 and also has been approved in Europe and other markets. See "Competition." Based on conversations with investigators, the Company believes that the mild vasodilation of bucindolol may be better tolerated than the moderate vasodilation of carvedilol because mild vasodilation is less likely to cause sudden drops in blood pressure; however, no studies directly comparing the two compounds have been conducted.

      Bucindolol Development; Phase II Studies in CHF

      Bucindolol was initially developed by Bristol-Myers Squibb Company ("BMS") as a treatment for hypertension, with over 1,200 patients and healthy subjects receiving bucindolol in over 50 clinical studies.

      Beginning in the late 1980's BMS also sponsored five Phase II studies of bucindolol in over 200 patients with CHF. The first three studies demonstrated that a two to three month treatment with bucindolol resulted in improved cardiac function, including beneficial effects on three common measures of cardiac function - left ventricular ejection fraction, cardiac output and pulmonary capillary wedge pressure. Invasive studies suggested that the improvements in left ventricular function resulted from improved heart contractility. A chronic study showed improvement in cardiac function, as measured by left ventricular ejection fraction, which improved further in patients who were followed for an average of 16 months. In a 139-patient dose response study at 12 U.S. and Canadian centers, bucindolol produced a dose-related improvement in, and prevented deterioration of, left ventricular function. Bucindolol was well tolerated in these Phase II studies. Ninety-eight percent of patients tolerated initial challenge doses.

      Although bucindolol was well-tolerated in these studies, BMS discontinued development for hypertension because of competitive concerns related to the fact that bucindolol required twice-daily dosing, compared to once-daily beta-blockers that were equally effective against hypertension. CPEC obtained a license to bucindolol for treatment of CHF and left ventricular dysfunction from BMS in 1991. At that time, no Phase III clinical trials evaluating beta-blocker use in heart failure had been completed. The development of bucindolol for use in the United States was conducted in collaboration with Astra Merck from December 1995 until September 1998, when the Company and Astra Merck agreed to terminate the collaboration. The Company's development costs for markets outside the United States and Japan are being shared with Knoll. See "Collaborative and Licensing Arrangements."

      BEST

      Bucindolol is the only beta-blocker being studied in BEST, which is designed to determine whether the addition of beta-blockade to traditional CHF therapy will reduce mortality in patients with moderate to severe CHF. BEST also is assessing the effect of bucindolol treatment on quality of life, hospitalizations, overall treatment costs, left ventricular ejection fraction and incidence of myocardial infarction. BEST is sponsored by the NIH and the VA, which committed $15,750,000 to help fund the study. The Company is responsible for funding the costs of BEST in excess of the sponsors' commitment, and also will fund an open-label study for patients who participated in BEST, assuming successful completion of BEST. The Company estimates that it could incur additional study support costs of up to $6,000,000 during fiscal 1999.

      Approximately 90 clinical centers are participating in BEST. Adults with ejection fractions of 0.35 or less and moderate to severe symptoms (NYHA Classes III and IV) are eligible to participate in the study. In addition to current optimal therapy, patients are being randomized to receive either bucindolol or a placebo in a double-blind design that will be stratified based upon cause of heart failure, gender, ejection fraction, race and treatment hospital. The study commenced in June 1995 and is designed to enroll up to 2,800 patients, of which at least 33% are to be female. All patients are scheduled to receive a follow-up of 18 months or more. Approximately 2,640 patients have been enrolled in BEST, and enrollment is scheduled to end December 31, 1998. A follow-up period of at least 18 months for each patient is called for by the protocol.

       An independent Data and Safety Monitoring Board is periodically monitoring the progress, outcomes, toxicity, safety and other data of BEST on a confidential basis. The DSMB is authorized to terminate the study early, either for safety reasons or because the benefit of the drug has been demonstrated. The Company was informed that the DSMB met in November 1998 to review interim study data and recommended that the study continue. The DSMB expressed its intention to meet again later in the first quarter of 1999 to address the status of the trial.

      Because BEST is sponsored by the NIH and the VA, the Company does not control the timing, operation, or analysis of the study. The government sponsors are not required to give the Company the database from the study until a manuscript has been prepared and accepted for publication by a scientific journal. The Company currently intends to file a New Drug Application (an "NDA") for bucindolol with the FDA within 6 months after receiving the study database, if results are favorable. The NDA will also be used by Knoll to prepare equivalent submissions in Europe. There can be no assurance that the results of BEST will be positive, that the Company will meet its anticipated schedule of filing an NDA, that bucindolol will receive marketing approval in any country on a timely basis or at all, or that, if approved, bucindolol will be able to successfully compete in the market as one of several beta-blockers. If the Company is unable to demonstrate the safety and efficacy of bucindolol to the satisfaction of regulatory authorities, the Company would be materially and adversely affected.

      BEAT

      In collaboration with the Company, Knoll has initiated BEAT, a study of bucindolol's use in treating patients who have recently suffered an acute myocardial infarction ("AMI") and as a result have reduced heart function. BEAT is a randomized double-blind, placebo-controlled study designed to expand the suitable patient population for BEXTRA. It is scheduled to enroll 2,000 patients in multiple investigative centers in Denmark and the United Kingdom. The study's aim is to evaluate the hypothesis that long-term treatment with BEXTRA reduces total mortality for patients surviving a recent AMI, who have reduced left ventricular systolic function. Patients will be randomized 2 to 7 days after an AMI and must be hemodynamically stable and receiving standard post-AMI therapies to be eligible for the trial. Approximately 75 patients have been enrolled in BEAT.

      BEAT reaches a class of heart failure patients not studied in BEST, which excludes patients who had an AMI in the preceding six months. BEAT is designed to show whether treating patients with BEXTRA in the beginning of the downward spiral of heart failure, which often follows a heart attack, reduces overall mortality. A minimum follow-up period of two years is scheduled for each patient. If the results are positive, the data may be used to support an application for an additional indication. There can be no assurance that the study will be completed at all or in a timely manner, that the results will be positive, or that any commercial benefit can be obtained from the results.

      Proprietary Position

      Although the composition patent for bucindolol expired in November 1997, the Company believes that it will be entitled to five years of marketing exclusivity for this compound in the United States under the provisions of the Hatch-Waxman Act. See "Patents and Proprietary Rights." The Company has been developing a patent protected once-daily formulation of bucindolol in collaboration with SkyePharma AG ("SkyePharma"), formerly Jago Pharma AG, but there can be no assurance that any such formulation is feasible or that the Company will continue with these development activities. See "Collaborative and Licensing Arrangements." Current FDA regulations require that at least one Phase III study be conducted using the new formulation as a condition for its approval, which would be expensive and time-consuming. Even if a new formulation is feasible and is approved for commercial use, there can be no assurance that it would enhance the competitive position of bucindolol.

Inflammatory Bowel Disease

      Inflammatory bowel disease ("IBD") describes a group of chronic inflammatory disorders of the intestine of unknown etiology, often causing recurrent flares of abdominal pain, cramps, diarrhea (with or without bleeding), fever and fatigue. Two forms of IBD are Crohn's disease and ulcerative colitis. Crohn's disease typically affects the full thickness of the intestinal wall, most commonly in the lowest portion of the small intestine. Ulcerative colitis results in the large intestine becoming inflamed with ulceration and bleeding. Current treatments of IBD are designed to reduce inflammation and relieve symptoms in addition to replacing lost fluids and nutrients. This includes treatment with corticosteroids and aminosalicylates, but treatment results are often unsatisfactory. The FDA recently approved Remicade(TM) (infliximab), a monoclonal antibody being marketed by Centocor Inc. ("Centocor") in the United States for use in treating Crohn's disease. See "Competition." In serious cases, surgery can be required.

      Approximately 1,200,000 patients in the United States and Europe combined have IBD. The prevalence of IBD is expected to increase as the population ages, and the Company believes there is a need for effective and safe treatments.

      The Company is investigating the use of OP2000, an oligosaccharide product derived from heparin, for use in IBD. In preclinical studies, OP2000 has shown anti-thrombotic and anti-inflammatory properties. Since bleeding is a common symptom of IBD, especially in ulcerative colitis, the use of the anticoagulant heparin and its derivatives to treat the disease may appear to be counterintuitive. However the use of heparin in the therapy of IBD has been supported by laboratory findings and in small clinical studies which lacked a control group.

      Anecdotal reports first emerged from physicians of IBD patients being treated with heparin for unrelated disorders that showed improvement in their IBD symptoms. This was followed by small, investigator-sponsored studies that supported their earlier observations. During the 1980's researchers in the Soviet Union reported two controlled trials which showed improvement in bleeding, stool frequency, need for surgery and rates of mortality.

      The antithrombotic effects of heparin may contribute to its activity against IBD. Patients with inherited disorders of coagulation appear to have a lower incidence of IBD. In a survey of 6,433 patients with hemophilia and 3,129 patients with von Willebrand's disease only four cases of Crohn's disease were reported (12.0-16.6 cases expected) and nine cases of ulcerative colitis were reported (19.4-31.4 cases expected). Microvascular thrombosis and subsequent ischemic damage to the bowel appear to play an important role in IBD.

      IBD is by definition an inflammatory disease, and heparin, in addition to its anticoagulant activity, is also a potent anti-inflammatory agent.

OP2000 has demonstrated in preclinical models many of the anti-thrombotic and anti-inflammatory effects of heparin with reduced anticoagulant effects. The Company plans to initiate a clinical program to evaluate treatment of IBD with OP2000 in 1999.

      The Company received an exclusive, worldwide license to develop OP2000 from Opocrin in July 1998. See "Collaborative and Licensing Arrangements." The composition of OP2000 is covered by claims of an issued patent in the United States and Europe. See "Patents and Proprietary Rights."

Combinatorial Carbohydrate Technology

      The Company, through IRL, has established a comprehensive capability in carbohydrate-based combinatorial chemistry and the synthesis of libraries containing thousands of novel carbohydrate structures. Although the platform technology has potential application to a variety of therapeutic areas, the Company initially is targeting the discovery and development of compounds that can be used as anti-bacterial or anti-fungal agents, a field where some of the most important drugs discovered to date contain carbohydrate groups that are critical for their therapeutic activities.

      Overview of Anti-Infective Agents

      Infectious diseases are caused by bacteria, fungi and viruses which invade the body through the skin, respiratory system or gastrointestinal system. These pathogens can overwhelm the body's immune system and establish themselves in tissues and organs. The result is infection, sometimes fatal, of the bloodstream, heart, lung, liver, urinary tract or other organs.

      Anti-infective drugs typically work by binding to targets in a pathogen to block or inhibit a cell function that is critical to its survival. These agents can be classified into four general types, based on their activity against specific targets: (i) drugs that interfere with protein synthesis inside the cell (such as tetracyclines, macrolides and aminoglycosides); (ii) drugs that interfere with cell wall and membrane synthesis (such as penicillin, cephalosporins, carbapenems, glycopeptides and polyenes); (iii) a relatively new class of drugs that interfere with nucleic acid synthesis (such as fluoroquinolones); and (iv) drugs that inhibit cell metabolism (such as trimethoprim, sulfonamides, azoles and allylamines).

      The market for new anti-infective drugs is driven in large part by the problem of drug resistance, which reduces the drug's effectiveness. Drug resistance is an inevitable result of the use, misuse and overuse of anti-infective drugs, and is expected to create a continuing opportunity for new drugs.

      In addition to resistance, some anti-infective drugs have limited utility because of the toxicity inherent in their mechanism of action. If the drug has a generalized effect, it interferes with the function of useful cells as well as the pathogens intended as the disease target. This lack of specificity and resulting side effects may necessitate a lower dosage than would otherwise be optimal, or may limit the drug's use to patients with the most serious infections where no other therapy is available.

      The pharmacokinetic or pharmacodynamic profile of existing anti-infective drugs also represents an opportunity for new therapeutic approaches. Drugs such as erythromycin have a low availability after oral administration and therefore must be taken several times each day. New agents with comparable efficacy but improved bioavailability and more convenient dosing regimens continue to be needed.

      Carbohydrates as Anti-Infective Agents

      Over 150 carbohydrate-related drugs are used today, in the form of carbohydrates, carbohydrate derivatives and carbohydrate structures as carriers for active molecules. One of the most significant uses of carbohydrates is as anti-infective agents. Anti-infective carbohydrate-based drugs typically function in one of two ways: by interfering with cell wall synthesis needed for the pathogen's survival; or by interfering with protein synthesis within the pathogenic cell.

      The cell walls of any organism, including pathogens such as bacteria, are critical to maintaining the integrity of the cell. Inhibition of cell wall synthesis results in cell death. The inhibition of cell wall synthesis is a proven strategy for discovery of anti-infective agents. Notable examples are penicillin and cephalosporin along with other members of this class, known as beta lactams. Another example is the glycopeptide vancomycin. Resistance to vancomycin, however, has become a significant health problem in recent years.

      Macrolides are carbohydrate-based antibiotics that function by inhibiting protein synthesis of the bacteria. The prototype for this class is erythromycin, which affects a relatively limited spectrum of bacteria and has a number of side effects and undesirable pharmacokinetic properties. More recent macrolides have emerged, such as clarithromycin and azithromycin, which provide a greater spectrum of activity, greater absorption, increased tissue penetration and a longer half-life. These newer macrolides indicate that the potential usefulness of this class can be enhanced by manipulations of their chemical structure to enhance potency and reduce undesirable effects.

      Many of the existing anti-infective drugs consist of naturally-occurring carbohydrates. The lack of synthetic carbohydrates is based in large part on the difficulty of synthesizing these complex molecules. The Company believes it has established a capability that enables it to overcome this limitation, which opens up a significant opportunity for new drug discovery.

      Combinatorial Carbohydrate Technology Platform

      Both the challenge and the opportunity for understanding carbohydrates lies in the inherent complexity of these types of structures. Carbohydrates with similar structures can have subtle differences which produce changes in functions. In addition, the bonds linking sugar units in each carbohydrate structure are not necessarily the same. The glycosidic bond linking the sugar units also produces two different orientations. A change in the orientation of the carbohydrate changes its function. In addition, derivatives of carbohydrates can be formed by replacing one or more of the components with other chemical fragments or substituents, thus creating different sugars having different characteristics and functions.

      All of these features can be manipulated to create a virtually infinite number of structures. The Company believes that the large numbers of potential structures and the number of potential binding sites available on each structure increases the likelihood of discovering active molecules.

      As discovery tools, the Company uses solid and solution phase chemistry to synthesize carbohydrate-based compounds, robotics systems to generate libraries of compounds, high throughput screening to analyze the compounds against anti-infective targets, and information systems for data storage and analysis.

      The Company complements its chemistry efforts with high-throughput screening to enable rapid identification of active compounds and combinatorial chemistry, which permits the rapid generation of large "libraries" of individual compounds by simultaneously performing common steps in the synthesis of multiple compounds. The resulting libraries contain thousands of compounds which can be screened for biological activity in drug discovery programs. The probability of finding an active "hit" increases as the size of the libraries increase, thus improving the odds of drug discovery compared to the traditional methods of synthesizing one compound at a time.

      Through research originating from Dr. Daniel E. Kahne at Princeton University, Intercardia has made the solid-phase production of glycosylated molecules simpler, faster and more efficient by eliminating a number of steps related to isolation and purification. This proprietary method enables the construction of sequential glycosidic linkages on the solid phase, with control over the stereochemical orientation of the resulting bond. These methods and other methods developed by the Company are being used to create targeted libraries using specific compounds as a starting point, and to prepare a diversity of glycoconjugates for use in a broad library of compounds for screening.

      The Company exploits its understanding of carbohydrates in two separate, but synergistic ways: (1) by exploring the properties of naturally-occurring carbohydrates in cellular events, the Company can identify potential targets for drug discovery; and (2) by using its capabilities in synthesizing chemical structures, the Company is able to explore how different carbohydrate structures function as potential therapeutics. As the Company advances its understanding of synthetic carbohydrates, it enhances its understanding of the biological processing of carbohydrates, and vice versa.

      Targeted Libraries

      The Company has initiated several projects to design synthetic derivatives of existing, glycosylated natural products that interfere with certain cell wall enzymes needed for bacterial or fungal survival. These analogues are being generated to have greater availability, reduced toxicity, and equal or greater efficacy - without resistance - than their natural products counterparts. This approach reduces some of the risk of drug discovery activities by using drugs which are known to be effective as a starting point. The Company also has undertaken several projects targeted at creating analogues of substances that intervene in the protein synthesis of bacterial and fungal pathogens. Two of the Company's targeted anti-infective libraries are being supported in part by Merck. See "Collaborative and Licensing Arrangements."

      Another project has been initiated in collaboration with Dr. Suzanne Walker-Kahne of Princeton University to explore the enzyme that is the product of the MurG gene, which is involved in the biosynthesis of the bacterial cell wall. This project may provide a new biological target for therapeutics having a different mechanism of action than other known anti-infective agents.

      Diversity Library

      Carbohydrates play many important roles in biological processing, and are implicated in diseases outside the anti-infective field. Carbohydrates that combine with other classes of molecules, such as proteins or lipids, form glycoproteins or glycolipids which act as signals to mediate key events in normal cellular development and function. These substances are involved in fertilization, embryogenesis, neuronal development, hormonal activities, inflammation, cellular proliferation and the organization of different cell types into specific tissues.

      The Company believes that carbohydrate-based compounds represent an entirely new region of drug discovery, outside the universe of small molecules that are traditionally developed for therapeutics. The Company has established a library of diverse carbohydrate structures that it believes can be used to explore opportunities outside the anti-infective field, as well as to produce new leads for the anti-infective program.

      Unlike the targeted projects, which begin with natural products known to have efficacy as anti-infective agents, the diversity library consists of randomly generated combinations of carbohydrate structures that are designed for diversity rather than for a particular target. These libraries use carbohydrate scaffold systems as a platform for combinatorially displaying chemical substituents in 3-dimensional space.

      The diversity library consists of approximately 35,000 compounds, which the Company continues to expand as one of its ongoing projects. The Company is seeking collaborators to screen this library against biological targets outside the anti-infective field.

Aeolus - Antioxidant Small Molecule Program

      The Company's catalytic antioxidant small molecule research program is conducted by its subsidiary, Aeolus Pharmaceuticals, Inc. The Company believes that these antioxidants have the potential to address a broad range of conditions that result from toxicities produced by reactive oxygen species ("ROS") and nitrogen species ("RNS").

      Background -- Oxygen Free Radicals

      Oxygen plays a pivotal role in supporting life by enabling energy stored in food to be converted to energy that living organisms can utilize. Oxygen's ability to participate in key metabolic processes derives from the highly reactive nature of its chemical structure due to two unpaired electrons in its outer orbital. Additional ROS compounds, such as superoxides, hydrogen peroxides, hydroxyl radicals and RNS compounds, such as peroxynitrites, are formed when oxygen is introduced into the body. The reactive nature of these compounds is harnessed by the body to kill invading pathogens, but elaborate defenses have evolved to protect our own cellular constituents (DNA, lipids, proteins) from destruction.

      While ROS serve an important and beneficial role, they can be highly toxic and capable of interfering with cellular function. In these circumstances, ROS are believed to play a role in the pathogenesis of many disease processes. For example, the peroxidation of lipids by ROS has been observed in a large and diverse group of pathologies, including ischemia-reperfusion injury, atherosclerosis, Alzheimer's disease and cigarette smoking. High levels of ROS have been implicated in the pathogenesis of adult respiratory distress syndrome, rheumatoid arthritis, ischemia-reperfusion injury (intestinal, cardiac and cerebral), degenerative neuronal disease (amyotrophic lateral sclerosis) and even the aging process itself. To maintain the appropriate levels of ROS and RNS for normal cellular function, animals maintain defensive enzymes that convert ROS into non-toxic molecules.

      The superoxide dismutases ("SODs") are a group of enzymes that perform a vital function in the antioxidant defense system. SODs catalyze the conversion of superoxide into hydrogen peroxide and O2. Mammals, including humans, produce three distinct SODs, each the product of a different gene and specially suited to operate in a particular cellular compartment. The potential of these types of SODs as pharmaceutical agents, however, may be limited due to their high molecular weights that prevent entry into cells, their short half-life, the risk of antigenicity and the high cost of manufacturing and formulating recombinant proteins as pharmaceuticals.

      Antioxidant Small Molecules

      The scientific founders of Aeolus, James D. Crapo, M.D., and Irwin Fridovich, Ph.D., in collaboration with colleagues at Duke University, the National Jewish Medical and Research Center and the Company, are working to develop small molecules that overcome the limitations of SODs. Dr. Fridovich, together with J.M. McCord, Ph.D., discovered SOD in 1969. Dr. Crapo was the first scientist to extend Dr. Fridovich's original discovery of SODs to mammalian models of disease. Drs. Fridovich and Crapo have discovered a group of compounds, which have been licensed by Aeolus, that:

      o have multiple potent antioxidant activities (SOD and inhibition of lipid peroxidation)
      o  are small molecules
      o  have potential for structural diversity

      The Company believes that these compounds have multiple potent catalytic antioxidant activities and a core chemical structure that allows development of multiple unique molecular compounds. The novel synthetic lead compounds in this series have shown superoxide dismutase activities greater than the natural enzymes on a weight basis in in vitro experiments. One of the lead compounds has shown activity in a preclinical model of liver ischemia-reperfusion. The lead compounds in this series are currently being profiled in a number of preclinical models of human disease. These diseases include stroke, inflammatory bowel disease, broncho-pulmonary dysplasia, arthritis and ischemia-reperfusion disorders (transplant, cardiac thrombolytic therapy, burns, trauma). There can be no assurance that these results will be successful or that favorable preclinical results will predict safety or efficacy in clinical trials.

      Certain components of the technology used in this program are licensed by Aeolus from Duke. See "Collaborative and Licensing Arrangements."

Renaissance - Hepatic Progenitor Cell Program

      The Company's hepatic progenitor cell program is conducted by its subsidiary, Renaissance Cell Technologies, Inc.

      Hepatic Disorders

      The liver is one of the largest and most complex organs in the body, serving many critical metabolic functions. Unlike most other organs, the liver has the ability to regenerate itself by repairing or replacing injured tissue. Despite this protection, once a critical mass of liver cells have died through disease or damage the liver can fail, leading to morbidity and mortality. Liver failure is a serious health problem. In the United States alone, an estimated 350,000 hospitalizations occur each year due to chronic and acute liver failures, and 50,000 people die annually from liver failure.

      A liver transplant can, in theory, cure many liver diseases, but only about 4,100 liver transplants are performed in the United States each year because of a shortage of donor organs. The vast majority of patients with liver diseases therefore can not rely on transplantation as a solution. To bridge the gap between supply and demand for liver donors, several companies are investigating the use of pig livers and pig liver cells, as well as human tumor cells to support an individual on a short term basis. These approaches, however, present a variety of scientific and medical problems, including the risk of contamination from animal viruses and organ rejection. Other companies are attempting to use gene therapy but, to date, these efforts have been unable to produce sustained expression of the target gene once introduced into the body.

      Progenitor Cell Program

      Renaissance is sponsoring research by Lola M. Reid, Ph.D., of the University of North Carolina School of Medicine, to identify and isolate the stem cells from which other human liver cells are derived. Renaissance is seeking to isolate and expand a subset of human liver cells that, unlike mature liver cells, divide many times in culture. These isolated cells are referred to as "precursor" or "progenitor" hepatic cells because they ultimately differentiate to become hepatocytes and bile duct cells, two cell types critical to the functioning of the human liver.

      The ability to isolate and expand early human liver cells presents an alternative for treating liver diseases through cell therapy without resorting to a liver transplant. The utility of a single donor liver also may be greatly multiplied by creating a large population of functional liver cells from a small sample of human liver progenitor tissue.

      Renaissance is exploring the potential of these isolated progenitor cells for use in cell therapy, where an enriched population of hepatic progenitor cells would be injected into a spleen or liver of a patient through a procedure analogous to laparoscopy. It is hoped the cells would divide, expand and differentiate, restoring liver function. Much of the feasibility of cell therapy for treating liver disease will be addressed in preclinical models through the use of experiments known as fate assays. In these assays, purified human liver progenitor cell populations will be injected into immunocompromised animals artificially made to have deficient liver function and reduced liver mass. Researchers will study the resulting cell types and liver architecture derived from the human cells and develop injection protocols and surgical procedures preclinically. If these preclinical studies are successful, trials in humans could begin in the next two years.

      A second potential opportunity for these progenitor cells is for an extra-corporeal (outside the body) bioartificial liver device, which could be used to treat acute liver failure. Hospital surveys have shown 85% mortality rates for patients with acute liver failure not receiving a liver transplant. Many physicians believe a bioartificial liver could sustain acute liver failure patients until a suitable donor liver is available or until the regenerative power of the liver allows sufficient liver function to be restored.

      Renaissance intends to seek a partner to share in the costs of conducting clinical trials of this hepatic cell therapy and to advance the use of these cells in bioartificial livers but there can be no assurance that a suitable partnership will be obtained.

      Intercardia acquired 79.6% of the outstanding capital stock of Renaissance for $500,000 in September 1997. Renaissance has agreed to sponsor research in Dr. Reid's laboratory at UNC and has an option to obtain an exclusive, worldwide license to discoveries emerging from the research. The hepatocyte precursor cells and the method of expanding the cells are covered by two issued U.S. patents licensed from Albert Einstein Medical Center.

Collaborative and Licensing Arrangements

      The Company's strategy is to develop and add value to in-licensed products and sponsored research programs and to enter into collaborations and licensing agreements with corporate partners for certain product development, manufacturing and marketing activities. The Company believes that it will be necessary to enter into collaborative arrangements with other companies in the future to develop, commercialize, manufacture and market additional products. There can be no assurance that the existing collaborations will be continued or that the Company will be able to enter into collaborations with third parties in the future on terms that are acceptable to the Company.

Bucindolol Collaborations

      Bristol-Myers Squibb License

      CPEC received a license from BMS in December 1991 to develop and commercialize bucindolol for use in treating CHF and left ventricular dysfunction (as amended, the "BMS License"). Under the agreement, CPEC received the preclinical and clinical data from studies conducted by BMS as well as other confidential and proprietary information related to bucindolol. The BMS License is exclusive for all countries in the world.

      The BMS License requires the Company to conduct, at its expense, all appropriate clinical trials necessary to support applications for regulatory approval in the United States and at least one Western European country. The Company is obligated to pay royalties on net product sales during the term of the BMS License. The BMS License is terminable in customary circumstances such as breach. Unless so terminated, the BMS License continues, with respect to each country, until the patent on bucindolol issued in that country expires or has been found invalid, or, if later, 15 years after first commercial sale of bucindolol (subject to two five-year renewals at the Company's option). The Company's royalty obligations extend beyond the expiration date of the underlying patent, which may materially adversely affect the Company's competitive position in the event a generic version of bucindolol is introduced.

      Astra Merck Collaboration

      In December 1995, the Company executed a Marketing and Development Collaboration and License Agreement ("Astra Merck Collaboration") with Astra Merck to provide for the development, commercialization and marketing of a twice-daily formulation of bucindolol for the treatment of CHF in the United States. Astra Merck made an initial $5,000,000 payment to CPEC, assumed responsibility for certain liabilities of CPEC and funded certain expenses and expenditures incurred in connection with the development and commercialization of the twice-daily formulation of bucindolol in the United States. The Company and Astra Merck terminated the Astra Merck Collaboration in September 1998 based on a non-competition clause, which was triggered by the restructuring and consolidation of Astra Merck with a wholly-owned subsidiary of Astra AB that had its own beta-blocker program. See "Competition." All marketing rights and information have been returned to the Company, along with a termination fee of $4,000,000, which also resolved an earlier dispute concerning responsibility for certain bucindolol expenses.

      Knoll Collaboration

      The Company entered into the Knoll Collaboration with Knoll in December 1996 for the development, manufacture and marketing of bucindolol in the Knoll Territory. Under the agreement, Knoll and the Company share the development and marketing costs of bucindolol for the Knoll Territory. In general, Knoll pays approximately 60% of the development and marketing costs prior to product launch and CPEC pays approximately 40% of such costs, subject to certain maximum dollar limitations. The shared expenses include the costs of BEAT. Knoll also bears approximately 33% of certain development costs which have a worldwide benefit.

      If the product is approved, Knoll is to pay royalties to CPEC equal to 40% of net profits, as defined in the agreement, from sales of bucindolol in the Knoll Territory. If Knoll incurs a net loss, as defined, the Company is responsible for 40% of such loss. Knoll must pay to CPEC $10,000,000 upon bucindolol regulatory approval in a major European country and $10,000,000 upon the first attainment of $200,000,000 of net sales in the Knoll Territory during any consecutive 12-month period.

      The Knoll Collaboration is to continue for 15 years after the first commercial sale with respect to each country in the Knoll Territory, subject to two additional five-year renewals at Knoll's option. Knoll has the right to terminate the Knoll Collaboration at any time prior to the termination of BEST and within 60 days after the BEST primary end-point results are reported to Knoll. Because a significant portion of the Company's development, commercialization and marketing activities relating to bucindolol in the Knoll Territory are funded by Knoll, the Company is substantially dependent upon this arrangement for the success of bucindolol in the Knoll Territory.

      SkyePharma Development and License Agreement

      In April 1996, the Company entered into an agreement with SkyePharma to determine the feasibility of developing a once-daily formulation of bucindolol using SkyePharma proprietary technology. If the formulation is successfully developed, the Company is required to pay milestone fees as well as royalties to SkyePharma on net sales of the once-daily formulation, until the expiration of the relevant patent on a country-by-country basis (or 15 years, if no patent is issued in that country). If the Company elects not to proceed with development of a formulation that has been shown to be feasible,

SkyePharma may develop the formulation unless the Company pays $500,000 under a non-compete provision in the agreement.

Other Collaborations

      Opocrin License

      In July 1998, Intercardia signed an agreement with Opocrin to license OP2000 on a worldwide basis except for Japan and South Korea. Intercardia made an initial payment of $1,000,000 to Opocrin as a license fee upon execution of the agreement. Additional compensation will be payable to Opocrin upon initiation of Phase III clinical trials, upon filing for certain regulatory approval, upon obtaining certain regulatory approval, and upon achieving specified aggregate annual sales. The milestone payment for initiation of Phase III clinical trials is due in certain circumstances if the clinical program is delayed. Intercardia also is to pay Opocrin royalties on net sales and is responsible for the costs of conducting clinical trials for OP2000. Opocrin has the right to manufacture the bulk substance, at a price based on cost, not to exceed a specified percentage of Intercardia's net sales. Intercardia initially intends to investigate the use of OP2000 as a drug for the treatment of inflammatory bowel disease.

      Merck Agreement

      Under the July 1997 agreement between Intercardia and Merck (the "Merck Agreement"), Intercardia is to use its combinatorial technologies to prepare libraries of carbohydrate analogues of two anti-infective carbohydrate compounds. Merck made payments totaling $2,500,000 upon execution of the Merck Agreement, one-third of which was paid to Interneuron relating in part to technology Interneuron separately licensed to Merck. Under the Merck Agreement, Merck agreed to provide research support for the first two years of the agreement and to make additional payments based upon the achievement of defined preclinical, clinical and regulatory milestones for each program. To date, the Company's costs of conducting the program have exceeded revenues received under the Merck Agreement, and this trend might continue. Merck also is to pay royalties based on net sales of any products that may be developed resulting from the collaboration. Intercardia is required to pay to Interneuron royalties on sales of certain products being developed by IRL under the Merck Agreement. Certain of the rights licensed to Merck are based on exclusive licenses or option rights from Princeton University, which has received and will be entitled to varying payments based on amounts received from Merck.

      Princeton University Licenses

      A significant portion of the Company's carbohydrate-related technology is licensed from Princeton University under several license agreements. The technology is based on research conducted by the Company's academic collaborators, Dr. Kahne and Dr. Walker-Kahne. The licenses cover, among other things, patented methods for synthesizing novel oligosaccharides, proprietary compositions and technology related to the MurG gene process. The license agreements provide for license fees, annual maintenance fees, milestone payments and royalties on net sales payable to Princeton University. The licenses may be terminated by the parties in customary circumstances, such as breach by the other party.

      Duke License

      In July 1995, Aeolus obtained an exclusive worldwide license (the "Duke License") from Duke University to develop, make, have made, use and sell products using certain technology and compounds developed by Dr. Fridovich and other scientists at Duke. These scientists provide research support and advice to Aeolus in the field of free radical and antioxidant research. Further discoveries in the field of antioxidant research from these scientists' laboratories at Duke also are covered by the Duke License.

      Aeolus is to pay royalties to Duke on net product sales during the term of the Duke License and milestone payments upon the occurrence of certain events, including FDA approval of the first product using the licensed technology. In addition, Aeolus is obligated under the Duke License to pay all or a portion of patent prosecution, maintenance and defense costs. The Duke License is terminable in the event of breach and other customary circumstances. Unless so terminated, the Duke License continues until the expiration of the last to expire issued patent on the licensed technology.

 Manufacturing and Marketing

      The Company's manufacturing strategy is to contract with third-party manufacturers, rather than incur the capital expense of establishing its own manufacturing facility and capability. The Company's marketing strategy is to contract with third parties for capabilities that can not be cost-effectively performed by a small company. The Company therefore will be dependent on third parties, including its collaborative partners, for the manufacturing and marketing of any products that it may develop. There can be no assurance that such parties will be able to meet the Company's needs either with respect to cost, timing, quantity or quality. If the Company is unable to obtain or retain third party manufacturing or marketing on acceptable terms, it may be delayed in its ability to commercialize products. The Company's dependence upon third parties, including its collaborative partners, for the manufacturing and marketing of products may adversely affect the Company's profit margins and its ability to develop, deliver and sell products on a timely and competitive basis.

      Knoll is the manufacturer of bucindolol drug substance for the Knoll Territory and for the U.S. market and will manufacture finished product for the Knoll Territory. Under the terms of the Knoll Collaboration, Knoll is to conduct all sales and marketing of bucindolol in the Knoll Territory through its sales and marketing staff. The manufacturer of the finished product for the U.S. market has been selected and a contract is being negotiated.

      The Company expects that it will continue to seek to enter into collaborative arrangements with pharmaceutical and other companies for the development, manufacturing and marketing of products requiring broad marketing capabilities for U.S. and international sales and distribution. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing. These collaborators are expected to be granted exclusive or semi-exclusive rights to sell specific products in particular geographic territories in exchange for a royalty, joint venture, equity investments, co-marketing or other financial interest.

      In the event the Company determines to establish its own manufacturing or marketing capabilities, substantial additional funds, manufacturing facilities and equipment, and personnel would be required. There can be no assurance that any such capabilities could be developed internally at all or on a cost-effective basis.

Competition

General

      Competition in the pharmaceutical industry is intense and is expected to increase. Technological developments in the Company's fields of research and development occur at a rapid rate and the Company expects competition to intensify as advances in these fields are made. Accordingly, the Company will be required to continue to devote substantial resources and efforts to research and development activities. The Company's most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies, which have substantially greater financial, technical and human resources than those of the Company, and have more experience in conducting preclinical testing and clinical studies. These companies may succeed in obtaining regulatory approval for competitive products more rapidly than the Company can for its own products. In addition, competitors might develop technologies and products that are cheaper, safer or more effective than those being developed by the Company or that would render the Company's technology obsolete.

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

Congestive Heart Failure

      One beta-blocker has been approved by the FDA for use in treating CHF, and positive results for two other beta-blockers have been announced from pivotal clinical trials in CHF patients. If approved, BEXTRA therefore could be the third or fourth beta-blocker therapy to enter the U.S. market for CHF. To succeed in a competitive market, the Company believes that BEXTRA will need to be differentiated from other beta-blocker therapies, and there can be no assurance that the data from BEST will provide the basis for such differentiation. In addition, the price of the different therapies may become important, and as competition increases, the pressure to lower the price of BEXTRA may increase. There can be no assurance that the Company will be able to market BEXTRA on a profitable basis.

      Carvedilol, a non-selective beta-blocker with moderate vasodilating properties was launched in the United States by SmithKline Beecham ("SKB") as the product Coreg(R) for the treatment of CHF. Carvedilol also is approved for the treatment of CHF in Europe and other markets. Coreg is being marketed by SKB directly and through co-promotion with Hoffman-La Roche Inc.

      Other pharmaceutical companies are developing beta-blockers as a treatment for CHF. In March 1998, Germany-based Merck KGaA announced early termination of the CIBIS II trial which studied bisoprolol as a treatment for CHF patients in Europe. Merck KGaA reported that in the trial, which enrolled 2,647 patients, those receiving bisoprolol had a significantly higher survival rate than those receiving customary treatment. Bisoprolol is a beta-1 receptor selective beta-blocker marketed in the United States by Wyeth-Ayerst for hypertension. The Company does not know whether an application for bisoprolol's use in treating CHF will be filed in the United States or any other country. Even if an application is not filed, physicians could prescribe bisoprolol for this use on an "off-label" basis in countries where it has already been approved for a different indication. "Off-label" use of bisoprolol could reduce the market for bucindolol, especially if bisoprolol is less expensive than bucindolol.

      Astra Pharmaceuticals announced in November 1998 preliminary results of a 4,000-patient mortality study ("MERIT") evaluating the beta-1 receptor selective beta-blocker metoprolol succinate. The preliminary results indicated that metoprolol significantly reduced mortality and improved survival of patients with CHF. The study was stopped early based on a scheduled interim analysis by the independent safety monitoring committee. Metoprolol is marketed as Toprol XL(R) and other trademarks for hypertension and angina. Under FDA "user fee" guidelines, a supplemental NDA for metoprolol is subject to a six-month review by the FDA, compared to the 12-month review targeted for initial NDAs. Metoprolol therefore could be approved for use in treating CHF before bucindolol (assuming the BEST results are positive).

      In addition to possible competition from other beta-blockers, the Company is aware of other types of drugs being developed for CHF, such as endothelin A receptor antagonists and TNF-alpha inhibitors. Some of these drugs have progressed into Phase II and Phase III studies. If successful, these drugs could be competitive with bucindolol in the CHF market.

Inflammatory Bowel Disease

      The two major forms of inflammatory bowel disease, ulcerative colitis and Crohn's disease are treated by anti-diarrheals, aminosalicylates, steroids and immunosuppressants. Crohn's disease also is being treated by off-label use of metronidazole, an antibiotic that acts as an anti-inflammatory through an unknown mechanism. Some of the drugs used to treat these diseases are available in generic form and are being marketed at a price that could be less than the price of OP2000, if it were approved.

      Remicade was approved by the FDA in 1998 for use in treating moderately to severely active Crohn's disease. Remicade is a monoclonal antibody indicated for the reduction of the signs and symptoms of Crohn's disease in patients who have an inadequate response to conventional therapy. The drug is being marketed in the United States by Centocor.

Carbohydrate Combinatorial Technology and Infectious Diseases

      The anti-infective market is large and highly competitive. Several multi-national pharmaceutical companies, such as SKB and Pfizer, are leaders in this market. Many anti-infective drugs are off-patent, and therefore less costly generic brands are available. In addition, some anti-fungal compounds are available over-the-counter, which typically are less expensive than prescription brands and are more convenient to consumers because a prescription is not required. Successful competition in the anti-infective market will require that the Company's products be at least as effective as existing drugs, particularly on resistant strains of fungi and bacteria, and have a better side effect profile and/or pharmacokinetic profile than current therapies.

      Competition in the field of combinatorial technology also is intense. Many pharmaceutical companies are developing combinatorial chemistry and other methodologies to improve drug discovery productivity, including major investments in robotics technology to permit the automated parallel synthesis of compounds. In addition, IRL competes with companies that provide combinatorial chemistry products and services to third parties using methodologies such as parallel synthesis, molecule tag encoding, deconvolution and spatial separation. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which IRL is working, either on their own or through collaborative efforts. IRL anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. IRL's processes may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of IRL's competitors. The existing approaches of IRL's competitors or new approaches or technology developed by IRL's competitors may be more effective than those developed by IRL.

Antioxidants and Pulmonary Diseases

      Several companies have explored the therapeutic potential of antioxidant compounds in numerous indications. Historically, most of these companies have focused on recombinant versions of naturally occurring antioxidant enzymes, but with limited success, perhaps because the large size of these molecules makes delivery into the cells difficult. Antioxidant drug research continues at a rapid pace despite earlier clinical setbacks. Several companies have antioxidant compounds in Phase II clinical trials. These compounds will likely be commercially available sooner than any products being developed by the Company.

Hepatic Diseases

      The Company is aware of competitive efforts in academic and research institutions using human hepatic cells in cell therapy. In addition, other companies and academic laboratories are pursuing strategies to investigate the use of pig livers in transplantation as a substitute for human liver and the use of hepatocytes prepared from pig livers in a form of cell therapy. Several other companies have conducted research and development on a bioartificial liver device which could be competitive with technology under development by Renaissance. In particular, Circe Biomedical, a subsidiary of W.R. Grace & Co., has conducted clinical trials with a bioartificial liver which utilizes porcine hepatocytes. At least one company is pursuing the growth in vitro of mini-organs, including liver. Other corporations and academic institutions are conducting research in the area of liver and other stem cells. Stem cell research in general is being developed by a number of companies, including Geron Corporation, which has announced that it has isolated embryonic stem cells. Embryonic stem cells in theory could have the capacity to differentiate into all human systems, including the hepatic system.

Patents and Proprietary Rights

      The Company's policy is to seek, when appropriate, protection for potential products and proprietary technology by filing patent applications in the United States and other jurisdictions. In addition, the Company licenses or has the right to license, generally on an exclusive basis, patents and patent applications owned by others, such as BMS, Duke and Princeton University. The Company is obligated to pay royalties and other compensation under these agreements. See " Collaborative and Licensing Arrangements."

      The Company's success will depend in part on its ability to obtain and enforce patent protection for its products both in the United States and other countries. There can be no assurance that any patents will issue on any of the pending patent applications owned or licensed by the Company from third parties. Even if such patents issue, there can be no assurance that the claims allowed will be sufficiently broad to protect the Company's technology or that the patents will provide protection against competitive products or otherwise be commercially valuable. No assurance can be given that any patents issued to or licensed by the Company will not be challenged, invalidated, infringed, circumvented or held unenforceable.

      The composition of matter patent for bucindolol, which is licensed from BMS, expired in November 1997. The Company intends to rely on the provisions of the Hatch-Waxman Act to obtain five years of marketing exclusivity in the United States, commencing when and if the FDA approves bucindolol for commercial marketing in the United States. The Hatch-Waxman Act establishes a period of time from the date of FDA approval of certain new drug applications during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors, although it may accept or approve long-form applications (that is, other NDAs supported by pivotal studies) for such drug. The applicable period is five years in the case of drugs containing an active ingredient not previously approved. If the Company proceeds with developing a once-daily formulation of bucindolol and successfully conducts clinical trial(s) to demonstrate its safety and effectiveness, three additional years of marketing exclusivity could be obtained if a supplemental NDA were filed before expiration of the initial five year exclusivity period. There can be no assurance, however, that such a once-daily formulation will be successfully developed in a timely manner, that adequate patent coverage can be obtained, or that any such formulation would provide a commercial advantage.

      In addition, the Company intends to seek marketing exclusivity in most of Europe under Directives 65/65/EEC and 87/21/EEC, which marketing exclusivity, if obtained, generally will run for 10 years from the date of marketing approval on a country-by-country basis. Finally, similar Japanese law may provide the Company with marketing exclusivity in that country for a period up to six years following Japanese marketing approval. There can be no assurance that the Hatch-Waxman Act or similar foreign laws will not be amended or repealed, or that their benefits will be available to the Company.

      The Company has the exclusive license from Opocrin, in all countries other than Japan and South Korea, to practice an issued patent claiming certain oligosaccharides derived from heparin and their use in antiatherosclerotic activity to develop and commercialize OP2000. The Company also has a non-exclusive license from Opocrin to practice certain related patents, to the extent required for its activities related to OP2000.

      The Company owns or licenses from Princeton University 11 issued patents in the United States relating to its combinatorial carbohydrate technology. Certain of these patents cover the method for constructing carbohydrate structures, some claim families of carbohydrate derivatives as compositions, and others claim the use of carbohydrate structures as delivery systems for other therapeutic components. A number of applications claiming other methods of synthesis and libraries of carbohydrate structures are pending. The Company is prosecuting counterparts of these U.S. applications and issued patents in major markets such as Europe and Japan. The Company has rights to license inventions arising out of research sponsored at Princeton University.

      Aeolus' catalytic antioxidant small molecule technology base is described in three issued U.S. patents, and additional patent applications are pending in the United States and other countries. These patents and patent applications belong in whole or in part to Duke and are licensed to the Company. These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds to molecules that bind to specific extracellular elements.

      Renaissance has an exclusive license for two U.S. patents from Albert Einstein Medical Center and has rights to exclusively license discoveries emerging from research in Dr. Reid's laboratory at UNC.

      In addition to patent protection, the Company relies upon trade secrets, proprietary know-how and technological advances which it seeks to protect in part through confidentiality agreements with its collaborative partners, employees and consultants. The Company's employees and consultants are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while affiliated with the Company. The Company also has entered into non-disclosure agreements which are intended to protect its confidential information delivered to third parties for research and other purposes. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

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

      Furthermore, as with any pharmaceutical company, the Company's patent and other proprietary rights are subject to uncertainty. The Company's patent rights related to its products might conflict with current or future and other proprietary rights of others. For the same reasons the products of others could infringe the patent or other proprietary rights of the Company. Litigation or patent interference proceedings, either of which could result in substantial cost to the Company, may be necessary to enforce any patents or other proprietary rights of or issued to the Company or to determine the scope and validity or enforceability of other parties' proprietary rights. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to the Company. Any adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products.

Government Regulation

      The Company's research and development activities and the manufacturing and marketing of the Company's future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The FDA and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use. Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing, and there can be no assurance that the Company's clinical trials, including BEST, will demonstrate the safety and efficacy of any products or will result in marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

      The steps required by the FDA before new drug products may be marketed in the United States include: (i) preclinical studies; (ii) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug, which must become effective before human clinical trials may commence; (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for its intended use; (iv) submission to the FDA of an NDA; and (v) review and approval of the NDA by the FDA before the drug may be shipped or sold commercially. In addition to obtaining FDA approval for each product, each manufacturing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA. Each manufacturing facility, and its quality control and manufacturing procedures must also conform and adhere at all times to the FDA's good manufacturing practice ("GMP") regulations. In addition to preapproval inspections, the FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. Manufacturers must expend time, money and effort in the area of production and quality control to ensure full technical compliance with these standards.

      Preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as a part of an Investigational New Drug Application (an "IND"), which must become effective prior to commencement of human clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. Phase I represents the initial administration of the drug to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. Phase II involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase III studies are initiated to further establish clinical safety and efficacy of the drug in a broader sample of the general patient population, in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for any physician labeling. During all clinical studies, the Company must take care to adhere to good clinical practice ("GCP") standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA to the FDA.

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

      The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the availability of alternative therapies and drug regimens, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on the Company.

      The Company currently intends to file an NDA for bucindolol with the FDA within 6 months after the Company receives the BEST database from the NIH and the VA, if the results are favorable. The NDA will also be used as the basis for regulatory submissions by Knoll in Europe. There can be no assurance that the Company will meet this schedule, or that bucindolol or any of the Company's other products in development will receive marketing approval in any country on a timely basis, or at all. If the Company were unable to complete clinical trials or demonstrate the safety and efficacy of bucindolol, the Company would be materially and adversely affected.

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

      In addition to the regulatory framework for product approvals, the Company is and its collaborative partners must comply with laws and regulations regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and other local, state, federal and foreign regulation. The impact of such regulation upon the Company cannot be predicted and could be material and adverse.

Employees

      As of September 30, 1998, there were 55 employees at the Company. Forty-five employees were involved in scientific research and development activities, including 33 employees at IRL. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be good. The Company is highly dependent on the principal members of its management and scientific staff. The loss of certain key employees could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled scientific and managerial personnel. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires.

Certain Risks Associated with the Company's Business

      The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by Company management from time to time. See "Note Regarding Forward-Looking Statements." These factors should be reviewed carefully, in conjunction with the other information in this Report and the Company's consolidated financial statements.

Uncertainties Associated with BEXTRA Clinical Trial

      The Company's future prospects substantially depend on favorable results of BEST. The Phase III studies of three other beta-blockers terminated before their scheduled completion date because of positive results. However, bucindolol differs in some respects from those other compounds, and the results of the other studies may not be predictive of the results of BEST. The DSMB for BEST most recently reviewed interim data in November 1998, has recommended that the study be continued at this time, and has expressed its intention to review the study's status again later in the first quarter of 1999.

      BEST is sponsored by the NIH and the VA, and the schedule, conduct and analysis of the study is not under the control of the Company. Once the study ends, the NIH and the VA plan to submit the data for publication in a scientific journal, and the Company is not entitled to receive the data from the trial before a manuscript is accepted for publication. The Company cannot control the timing of the publication's preparation or review, and the timing of its receipt of the BEST database therefore cannot be predicted.

      If the BEST results are positive, the Company must obtain approval of the FDA before bucindolol can be marketed in the United States. The Company currently intends to submit an NDA for BEXTRA to the FDA within six months after it receives the BEST data, if the study results are favorable. The U.S. submission will be used as the basis for an equivalent submission by Knoll in Europe. There can be no assurance that the Company will meet this planned schedule, that any regulatory authority will review the regulatory submissions for bucindolol in a timely manner, or that BEXTRA will receive marketing approval in any country. Failure of BEST to demonstrate the safety and efficacy of bucindolol, or the failure of the Company to obtain regulatory approvals in major markets, would materially adversely affect the Company. Even assuming successful completion of BEST and regulatory approval of BEXTRA, the Company does not expect that BEXTRA will be commercially available before 2000.

History of Losses; Future Charges to Operations

      The Company expects to incur significant operating losses at least through the fiscal year ending September 30, 2000 as it funds the clinical trials of BEXTRA and BEAT and as its product research and development programs expand. The Company's expenses have increased substantially as a result of the termination of the Astra Merck Collaboration in September 1998 and the May 1998 acquisition of Transcell, which is now operating as Intercardia Research Laboratories, a division of the Company. To achieve profitable operations the Company, alone or with others, must successfully develop, receive commercial marketing approvals for, manufacture, introduce and market products. None of the Company's products have received approval for marketing, and most of the Company's programs are in early stages of development. No assurance can be given that the Company will ever generate significant revenue or achieve or sustain profitability.

      In connection with its acquisition of CPEC, the Company will incur charges to operations when and if it makes two milestone payments to the former CPEC stockholders, with each additional payment being a minimum of $750,000 and a maximum of $1,875,000. The Company will also incur additional future charges relating to vesting of certain replacement stock options issued in connection with the Transcell Merger.

Need for Additional Funds; Uncertainty of Additional Funding

      The Company believes it has sufficient cash available for currently planned expenditures through the fiscal year ending September 30, 1999. Although the Company intends to seek additional financing during 1999, there can be no assurance that the Company will have adequate resources to fund its operations after 1999, including completing its clinical programs. There can be no assurance that adequate funds will be available to the Company on favorable terms, if at all. It is currently difficult to raise funds in the equity markets and, if the results of BEST are delayed or are not positive, raising funds in the equity markets will be even more difficult. Any additional equity financing, if available, would result in dilution to Intercardia's stockholders. If the Company is unable to enter into a collaboration or raise additional capital, adequate funds will not be available to support its operations after 1999, and the Company would be required to reduce or discontinue one or more of its research and development programs, or obtain funds through strategic alliances on terms that are less favorable to the Company or its existing stockholders.


      The Company's future capital requirements will depend on many factors, including: the progress of the Company's research and development programs; the scope and results of preclinical studies and clinical trials (including, in particular, BEST); the cost, timing and outcome of regulatory reviews; the progress by competitors of the Company; determinations as to the commercial potential of the Company's products under development; the market acceptance of any of the Company's products; administrative and legal expenses; the establishment of third-party manufacturing and marketing arrangements; and the establishment of collaborative relationships with other companies. The Company is responsible for 40% of bucindolol development and marketing costs related to the Knoll Territory. Since the termination of the Astra Merck Collaboration in September 1998, the Company is responsible for the costs of the development and marketing of bucindolol in the United States. The Company is seeking a partner for completion of BEXTRA development in the United States, as well as for marketing and sales activities related to the potential commercialization of BEXTRA in the United States. A partner might not be obtained, or may be obtained on terms that are not favorable to the Company. If a partner is not obtained, the Company may have to establish its own marketing and sales organization.

      The Company may seek additional collaborative agreements with corporate partners to fund its research or development programs. There can be no assurance, however, that any such agreements will be feasible or that they will generate cash sufficient to fund the Company's operations. To receive funding under collaborations, the Company generally must relinquish certain marketing rights to its products, which may not be in the Company's long-term interests. In addition, collaborations are subject to termination and can not be assumed to continue indefinitely.

Reliance on Knoll Collaboration

      Because a significant portion of the development, commercialization and marketing activities relating to bucindolol in the Knoll Territory are being funded by Knoll, the Company is substantially dependent upon Knoll for the success of bucindolol in the Knoll Territory. There can be no assurance that the collaboration with Knoll will continue.

Competition

      The Company faces competition in all the therapeutic areas in which it has development programs. One beta-blocker has been approved by the FDA for use in treating CHF, and positive results for two other beta-blockers have been announced from pivotal clinical trials in CHF patients. If the BEST results are positive and the Company is able to obtain regulatory approval of BEXTRA, bucindolol could be the third or fourth beta-blocker to be introduced in the U.S. market for CHF therapies. The Company expects competition to be intense. The other companies who now or are expected to market competitive beta-blockers are large, multinational pharmaceutical companies who have more marketing resources and experience than the Company.

      Competition in the therapeutic areas of the Company's other product development programs also is intense. Due to the incidence and severity of inflammatory, infectious and pulmonary diseases, the market for therapeutic products that address such diseases is large, and competition is expected to increase. See "--Competition." There can no assurance that any products of the Company will be successfully marketed.

Uncertainty Regarding Patents and Proprietary Rights; Bucindolol Patent Expired in November 1997

      The Company's success will depend in part on its ability to obtain and enforce patent and other intellectual property protection for its products both in the United States and other countries. The U.S. composition of matter patent covering bucindolol expired in November 1997. Although the Company expects to seek a five-year period of market exclusivity for bucindolol under the Hatch-Waxman Act and limited periods under similar foreign laws, there can be no assurance that any such exclusivity will be granted or obtained. See " -- Uncertainty Regarding Hatch-Waxman Act and Similar Foreign Laws."

      The Company owns or licenses a total of 17 U.S. patents related to its other product development programs. See "Patents and Proprietary Rights." There can be no assurance that any other patents will issue on any of the pending patent applications owned by the Company or licensed from third parties.

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

      In addition to patent protection, the Company also relies on trade secrets, proprietary know-how and technological advances which it seeks to protect, in part, through confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

      The commercial success of the Company will also depend in part on its ability to commercialize its products without infringing patents or other proprietary rights of others or breaching the licenses granted to the Company. Litigation or patent interference proceedings, either of which could result in substantial cost to the Company, may be necessary to enforce any patents issued to and other proprietary rights of the Company or to determine the scope and validity of other parties' proprietary rights. Any adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease selling its products. See "Patents and Proprietary Rights."

Uncertainty Regarding Hatch-Waxman Act and Similar Non-U.S. Laws

      Certain provisions of the Hatch-Waxman Act grant market exclusivity for certain new drugs and dosage forms. The Hatch-Waxman Act establishes a period of time from the date of FDA approval of certain NDAs during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors, although it may accept or approve long-form applications (that is, other NDAs based on data from new pivotal studies) for such drug. The applicable period is five years in the case of drugs containing an active ingredient not previously approved. Because the U.S. composition of matter patent covering bucindolol expired in November 1997, the Company intends to rely on the Hatch-Waxman Act for up to five years of marketing exclusivity in the United States commencing on the date of the FDA's approval of bucindolol for commercial marketing in the United States. In addition, the Company intends to seek marketing exclusivity under similar laws in effect in the European Community and Japan. See "Patents and Proprietary Rights." There can be no assurance that any of the benefits of the Hatch-Waxman Act or similar foreign laws will be available to the Company or that such laws will not be amended or repealed. If such exclusivity is not obtained, or once it expires, competitors, including generic drug manufacturers, may manufacture and market bucindolol.

Uncertainties Related to Early Stage Programs

      The Company's product programs other than bucindolol are in the early stage of development, involve unproven technology, will require significant further research and development, as well as testing and regulatory approvals, and will be subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. These risks include the possibilities that any or all of these proposed products or procedures are found to be unsafe or ineffective, or otherwise fail to receive necessary regulatory approvals; that the proposed products or procedures are uneconomical to market or do not achieve broad market acceptance; that third parties hold proprietary rights that preclude the Company from marketing them; or that third parties market a superior or equivalent product. The Company is unable to predict whether research and development activities will result in any commercially viable products. Further, due to the extended testing and regulatory review process required before marketing approval can be obtained, the timeframes for commercialization of any products are long and uncertain.

Need for and Reliance on Collaborative Partners

      The Company believes that it will be necessary to enter into additional collaborative arrangements in the future to develop, commercialize, manufacture and market products in its existing development programs as well as any new products obtained by the Company from third parties. There can be no assurance that the Company will be able to establish additional collaborative arrangements, that Knoll or the Company's other collaborative partners will not terminate their collaborations with the Company, or that these collaborations will be completed or successful.

      IRL's strategy for the development and commercialization of its technology depends upon establishing collaborations and licensing arrangements with third parties, principally pharmaceutical companies. IRL has entered into only one such arrangement, the Merck Agreement. IRL is substantially dependent on Merck to develop and commercialize any products resulting from the Merck Agreement and has little control over such activities. IRL will be dependent upon the expertise and dedication of sufficient resources by Merck and any future corporate partners to conduct preclinical development and clinical studies, prepare regulatory submissions and obtain regulatory approvals and manufacture and market products based on library compounds produced and lead compounds optimized by IRL. Should Merck fail to develop or commercialize a compound or product to which it has rights from IRL, IRL may not receive any future milestone payments or royalties associated with such compound or product. Further, there can be no assurance that disputes will not arise over payment provisions relating to milestones and royalties under the Merck Agreement and the scope of licensed technology.

      There can be no assurance that IRL will be able to establish additional collaborative or licensing arrangements, that any such arrangements or licenses will be on terms favorable to IRL, or that current or future collaborative or licensing arrangements will ultimately be successful. IRL needs to convince potential partners that IRL's carbohydrate combinatorial chemistry is an effective tool in new drug discovery. This may be difficult because pharmaceutical companies traditionally develop small molecules rather than carbohydrate-based drugs, and therefore must be persuaded that carbohydrate technology represents a new opportunity for drug discovery. In addition, pharmaceutical companies historically have conducted lead compound identification and optimization within their own research departments, due to the highly proprietary nature of the activities being conducted and the importance of these activities to their drug discovery and development efforts. To achieve its business objectives, IRL must convince these companies that IRL's technology and expertise justify the outsourcing of these programs to IRL. There can be no assurance that current or future collaborative partners will not pursue alternative technologies, or develop alternative products either on their own or in collaboration with others, including IRL's competitors, as a means for developing treatments for the diseases targeted by collaborative arrangements with IRL.

      Should the Company and its collaborative partners fail to develop, commercialize, manufacture or market products, the Company would be materially adversely affected. In addition, a collaborative partner could pursue alternative technologies or developing alternative compounds either on its own or in collaboration with others, targeted at the same diseases as those involved in the Company's programs.

Uncertainties Relating to Government Regulation

      The Company's research and development activities and the manufacturing and marketing of its products are subject to extensive and rigorous regulation by numerous governmental agencies in the United States and other countries. Clinical trials and the manufacturing and marketing of products will be subject to the testing and approval processes of the FDA and foreign regulatory authorities. The process of obtaining required regulatory approvals for pharmaceuticals from the FDA and other regulatory authorities takes many years and is expensive. See "Government Regulation." Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Additional government regulations may be promulgated which could delay regulatory approval of the Company's products. Adverse governmental regulation which might arise from future legislative or administrative action cannot be predicted. There can be no assurance that any products developed by the Company alone or in collaboration with others will be determined to be safe and efficacious in clinical trials or meet other applicable regulatory standards to receive the necessary approvals for manufacturing and marketing. Even if such approvals are obtained, post-market evaluation of the products, if required, could result in suspension or limitation of the approvals. Delays in obtaining U.S. or foreign approvals could materially adversely affect the Company. In addition, delays in regulatory approvals that may be encountered by Knoll or any other of the Company's collaborative partners, suppliers or manufacturers could adversely affect the Company.

      In addition, the Company is and its collaborative partners may be subject to regulation under state and federal laws regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and other present and possible future local, state, federal and foreign regulation. The Company's research activities involve the use of hazardous materials, chemicals and radioactive compounds. The risk of the impact of such regulation upon the Company cannot be predicted and could be material and adverse.

Reliance on Licensed Technology

      The Company has contractual rights to bucindolol for the treatment of CHF through its license agreement with BMS, to catalytic antioxidant small molecule technology through its exclusive worldwide license agreement with Duke, and to carbohydrate combinatorial technology through its license agreements with Princeton University. In addition, the Company has the right to license certain technology arising out of research it sponsors at UNC related to hepatic stem cells, at NJC related to antioxidant small molecules, and at Princeton University related to carbohydrate-based compositions and synthesis technology. See "Collaborative and Licensing Arrangements." The Company has royalty obligations for bucindolol even though the underlying patent has expired, which may materially adversely affect the Company's competitive position in the event a generic version of bucindolol is introduced.

      The Company's licenses are terminable by the licensor for cause or in the event the Company does not undertake efforts to develop the compounds and technologies under license. There can be no assurance that any of these agreements will not be so terminated and, if terminated, that the Company will be able to enter into similar agreements on terms as favorable to the Company as those contained in its existing agreements. The Company's business could be adversely affected if any of these licensing arrangements were terminated by the other party. The Company's sponsored research agreements give it certain rights to obtain exclusive licenses to inventions in the future, but do not guarantee that it will be able to obtain such licenses on favorable terms.

Lack of Manufacturing and Marketing Capabilities

      The Company's ability to conduct clinical trials and commercialize potential profits will depend, in part, on its ability to manufacture its products on a large scale, either directly or through third parties, at a competitive cost and in accordance with FDA and other applicable standards. The Company does not have the capability to manufacture any products, and does not currently intend to develop such capabilities. The Company therefore will be dependent on third parties, including its collaborative partners, for the manufacturing of any products that it may develop. There can be no assurance that such parties will be able to meet the Company's needs either with respect to timing, quantity or quality.

      The Company also plans to rely on third parties for a significant part of the marketing and detailing resources needed to market products in large therapeutic markets, if any of its products are approved.

      If the Company is unable to obtain or retain third party manufacturing or marketing on acceptable terms, it may be delayed in its ability to commercialize products. The Company's dependence upon third parties, including its collaborative partners, for the manufacturing and marketing of products may adversely affect the Company's profit margins and its ability to develop, deliver and sell products on a timely and competitive basis. In the event the Company determines to establish its own manufacturing or marketing capabilities, it will require substantial additional funds, manufacturing facilities and equipment, and personnel. There can be no assurance that the Company would be able to obtain the funding or establish such capabilities at all or in a cost-effective manner.

Uncertainty of Market Acceptance

      The commercial success of the Company's products, including bucindolol as a treatment for CHF, will depend upon their acceptance by the medical community and third-party payors as useful and cost-effective. Market acceptance of the Company's products will depend upon several factors, including the establishment of utility and cost-effectiveness and the price, safety and efficacy of competitive products. In particular, the Company believes that many physicians traditionally have considered beta-blockers, such as bucindolol, primarily as treatments for hypertension and angina, and not for CHF. The Company and Knoll may be required to engage in extensive advertising, educational programs and other means to market bucindolol as an effective treatment for CHF. In addition, other beta-blockers approved for use in this indication may have advantages over bucindolol, such as once-a-day dosing. Failure of any of the Company's products, particularly bucindolol, to achieve market acceptance would have a material adverse effect on the Company.

Uncertainty Regarding Pharmaceutical Pricing and Reimbursement

      The success of the Company's products, if any, will depend in part upon the level of reimbursement to customers from insurance companies and other payers. The business and financial condition of the Company will be affected by the efforts of governmental and third-party payors to contain or reduce the cost of healthcare. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control. In addition, an increasing emphasis on managed care in the United States has and will continue to put pressure on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted or the effect such proposals or managed care efforts may have on its business, the announcement or adoption of such proposals or efforts could have a material adverse effect on the Company. Further, to the extent that such proposals or efforts have a material adverse effect on companies that are prospective collaborative partners of the Company, the Company's ability to establish collaborative partnerships may be materially adversely affected.

      In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Significant uncertainty exists regarding the reimbursement status of newly-approved therapeutic products. Third-party payors are increasingly challenging the prices charged for medical products and services. This type of pressure is intense in a market where multiple products are available. If the Company succeeds in bringing BEXTRA to the market, there can be no assurance that it will be considered cost-effective compared to other beta-blockers or other types of CHF therapies, and that reimbursement to the consumer will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

Control of Intercardia by, and Potential Conflicts of Interest with, Interneuron

      Interneuron owns 61.9% of the outstanding Common Stock of Intercardia. Accordingly, Interneuron has the ability to elect all of the directors of Intercardia and control voting with respect to other matters submitted to stockholders, including extraordinary corporate transactions such as a merger or sale of substantially all of the Company's assets. Pursuant to an intercompany services agreement between Intercardia and Interneuron, Interneuron has the right to purchase from Intercardia additional shares of Intercardia's Common Stock at fair market value, if necessary to provide that Interneuron's equity ownership in Intercardia does not fall below 51.0%. In the event that all or part of the shares of Intercardia Common Stock held by Interneuron are sold or otherwise transferred, the market price of the Intercardia Common Stock could be adversely affected.

      Interneuron is entitled to receive royalties based on sales of certain products being developed by IRL under the Merck Agreement, which are payable in Intercardia Common Stock unless Intercardia and Interneuron agree that the royalty may be paid in cash. Interneuron also owns directly 19.9% of CPEC, Intercardia's 80.1% owned subsidiary. As of September 30, 1998, the Company owed Interneuron $1,865,000 from advances by Interneuron to the Company.

      Intercardia may be subject to various risks arising from Interneuron's influence over Intercardia, including conflicts of interest relating to new business opportunities that could be pursued by Intercardia or by Interneuron and its other affiliates, and significant corporate transactions for which stockholder approval is required.

Dependence Upon Key Personnel

      The Company has only 55 employees and is highly dependent on the principal members of its management and scientific staff, including in particular Clayton
I. Duncan, Intercardia's President and Chief Executive Officer. The Company also is highly dependent on academic collaborators of IRL, Aeolus and Renaissance. The loss of certain key employees or academic collaborators could have a material adverse effect on the Company. In addition, the Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled scientific and managerial personnel. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires for continued growth.

Product Liability Exposure and Insurance Uncertainties

      The use of any of the Company's products in clinical trials, and the sale of any of the Company's products, may expose the Company to adverse publicity and liability claims resulting from a patient's use of its products, even if the product did not actually cause the injury. These claims might be made directly by consumers or healthcare providers or by pharmaceutical companies or others selling such products. The Company has obtained limited product liability insurance coverage for its human clinical trials. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. There can be no assurance that the Company will be able to obtain sufficient product liability insurance on commercially reasonable terms for any products approved for marketing. A successful product liability or indemnification claim or series of claims brought against the Company could have a material adverse effect on the Company. In addition, some of its agreements with third parties, such as Knoll and Princeton University, require the Company to maintain product liability insurance. If the Company can not do so on commercially reasonable terms, the relevant agreements may be subject to termination.

Antitakeover Considerations

      The Board of Directors of Intercardia has the authority to issue up to 3,000,000 shares of Intercardia Preferred Stock in one or more series, and to determine the prices, rights, preferences, privileges and restrictions, including voting rights, of the shares within each series without any further vote or action by the stockholders. Intercardia has no current plans to issue shares of Preferred Stock. However, the rights of the holders of Intercardia Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate activities, could have the effect of making it more difficult for a third party to acquire control of Intercardia.

      In addition, pursuant to an intercompany services agreement between Intercardia and Interneuron, Interneuron has the right to purchase from Intercardia additional shares of Intercardia's Common Stock at fair market value, if necessary to provide that Interneuron's equity ownership in Intercardia does not fall below 51.0%. In addition, all outstanding options under Intercardia's 1994 Stock Option Plan ("Option Plan") become fully exercisable for 60 days following certain changes of control of Intercardia. Further, certain provisions of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving Intercardia. While such provisions are intended to enable the Intercardia Board of Directors to maximize stockholder value, they may have the effect of discouraging takeovers which could be in the best interest of certain stockholders. There can be no assurance that such provisions will not have an adverse effect on the market value of Intercardia's stock in the future.

      Intercardia is subject to the antitakeover provisions of Section 203 of the DGCL. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

      Interneuron's voting control over Intercardia may have the effect of delaying or preventing sales of additional securities of Intercardia or a sale of Intercardia or other change of control supported by the other stockholders of Intercardia.

Management of Growth; Risks Associated with Acquisitions

      The Company has experienced rapid growth and, with adequate financing, could continue to grow in the future. The Company believes that sustained growth places a strain on operations and on human and financial resources. In order to manage its growth, the Company must continue to improve its operating and administrative systems and attract and retain qualified management and professional, scientific and technical personnel. Failure to manage growth effectively could have a material adverse effect on the Company's business.

      IRL's success will depend on the expansion of its operations and the management of these expanded operations. IRL must further automate its processes, improve its technology generally and generate libraries of compounds on a cost-effective basis. In addition, IRL intends to seek to enter into additional collaborative relationships and, if successful, will be required to manage multiple relationships. There can be no assurance that IRL will be successful in adding technical personnel as needed to meet the staffing requirements of additional collaborative relationships. In addition, there can be no assurance that IRL will be successful in its engineering efforts to further automate its processes or its initiatives to develop new materials or reactions for solid phase synthesis and therefore expand the potential range of compounds it can produce.

Limited Historical Market; Volatility of Stock Price

      Since Intercardia's initial public offering in February 1996, the public market for Intercardia's Common Stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. There can be no assurance that there will be an active public market for Intercardia Common Stock. The market price of Intercardia's Common Stock could be subject to wide fluctuations in response to results of testing and clinical trials, regulatory developments, variations in operating results from quarter to quarter, changes in earnings estimates by analysts, market conditions in the pharmaceutical and biotechnology industries, future announcements concerning the Company or its competitors, including technological innovations or commercial products, government regulations, developments concerning proprietary rights or public concern as to the safety or commercial value of the Company's products and general economic conditions. Furthermore, the stock market has experienced significant price and volume fluctuation unrelated to the operating performance of particular companies.

These market fluctuations may have an adverse effect on the market price of Intercardia's Common Stock.

Shares Eligible for Future Sale; Possible Adverse Effect on Stock Price

      As of November 30, 1998, Intercardia had 7,304,453 shares of Common Stock outstanding. Pursuant to the terms of the Agreement and Plan of Merger, dated March 2, 1998, with Transcell, $3,000,000 worth of additional shares of Intercardia Common Stock will be issued to the former holders of Transcell stock in each of August 1999 and February 2000, based on the market price of Intercardia Common Stock at the time such shares are issued. Under the Option Plan, options to purchase a total of 2,500,000 shares of Intercardia Common Stock may be granted to employees, directors and consultants of the Company. As of November 30, 1998, options and warrants to purchase 2,276,384 and 66,816 shares were outstanding, respectively. In addition, Intercardia had reserved 64,256 shares for issuance pursuant to its Employee Stock Purchase Plan.

      Future sales of shares or the availability of shares for future sale could have an adverse effect on the market price of Intercardia Common Stock and could make it more difficult for the Company to raise funds through equity offerings in the future.

      Holders of an aggregate of 106,655 shares of Intercardia Common Stock issued in conjunction with the Transcell Merger or issuable pursuant to stock warrants issued in conjunction with the Transcell Merger are entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933. Subject to certain exceptions and limitations, the holders of more than 50% of such shares may require, on one occasion during the period ending May 2002, that the Company use its best efforts to register such shares, and the holders may also require the Company during such period (but not more than twice in any calendar year) to register such shares on Form S-3. These holders also are entitled to include their shares of Intercardia Common Stock in a registered offering of securities of the Company for its own account during such period subject to certain conditions and restrictions. See "Description of Capital Stock -- Registration Rights" and "Shares Eligible for Future Sale."

IRL Sole Source Supplier

      IRL currently relies on a single supplier to provide the microkans and radio frequency tags used in the solid phase chemical synthesis of its compounds. IRL is not aware of any other sources of these items. IRL does not have a long-term supply agreement with its supplier, although IRL maintains an inventory of about six months for these products. No assurance can be given that the microkans and radiofrequency tags used by IRL will remain available in commercial quantities at commercially reasonable rates, if at all. Should IRL be unable to obtain an adequate supply of these or comparable microkans and radiofrequency tags at commercially reasonable rates, its ability to continue to identify and optimize lead compounds and development candidates would be materially and adversely affected.

Year 2000; Uncertainty of Compliance

      The "Year 2000" issue is the result of date-sensitive devices, systems and computer programs that were deployed using a two-digit rather than a four-digit recognition system to define an applicable year. Utilization of any technologies with this two-digit recognition system could result in system failure or miscalculations causing disruption of operations, including the temporary inability to process transactions or conduct normal business activities in the new millennium. The Company anticipates that its internal systems, equipment, processes and its key business vendors will be substantially Year 2000 compliant. Accordingly, the Company expects that the Year 2000 issue will not pose significant operational problems either from its internal systems and equipment or from key business vendors. If the Company fails to implement its Year 2000 compliance plan successfully or in a timely manner, or if the Company fails to identify significant two-digit dependencies in its systems or with key business vendors, these failures could have a material adverse effect on the Company.

      While the Company has initiated a program and task force to assess the systems of key business vendors with which the Company deals, or on which the Company's systems rely, and from which written assurances will be solicited, it is extremely difficult to assess the likelihood of these third parties' Year 2000 compliance or the impact this noncompliance may have on the Company's operations at this time. If there are significant delays or unanticipated year 2000 issues with key business vendors, the Year 2000 issue could have a material adverse effect on the Company's development of its drug candidates and its future consolidated results of operations, cash flow and financial condition.

Item 2.  Properties.

      Intercardia currently leases 9,444 square feet of office space in Research Triangle Park, North Carolina, which is leased through April 2001 and 31,423 square feet of office and laboratory space in Cranbury, New Jersey, which is leased through May 2007. The Company believes that these leased facilities are adequate to meet the Company's current needs and that additional facilities in the area are available for lease to meet future needs.

Item 3.  Legal Proceedings.

      The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1998.

Executive Officers

      The executive officers of the Company are as follows:

            Name                    Age               Position
            ----                    ---               --------
            Clayton I. Duncan       49          President, Chief Executive Officer and
                                                    Director
            Richard W. Reichow      48          Executive Vice President, Chief Financial
                                                    Officer, Treasurer and Secretary
            David P. Ward, M.D.     52          Executive Vice President, Research and
                                                    Development
            Barbara S. Schilberg    49          Executive Vice President and General
                                                    Counsel
            John P. Richert         48          Vice President, Market Development
            W. Bennett Love         43          Vice President, Corporate Planning/
                                                    Communications
            Michael J. Sofia, Ph.D. 40          Vice President, Intercardia Research
                                                    Laboratories

      Clayton I. Duncan has been President, Chief Executive Officer and a director of Intercardia since January 1995. From 1989 until December 1993, Mr. Duncan was President and Chief Executive Officer of Sphinx Pharmaceuticals Corporation ("Sphinx"), a biopharmaceutical company which was acquired by Eli Lilly and Company ("Lilly") in September 1994. From December 1993 until September 1994, he served as an independent consultant to Sphinx with regard to the sale of Sphinx to Lilly. From 1987 to 1989, Mr. Duncan was a General Partner of Intersouth Partners, a venture capital firm. From 1979 to 1987, he was an executive with Carolina Securities Corporation ("Carolina Securities"), a regional investment banking firm, serving as Executive Vice President and a director from 1984 to 1987. Mr. Duncan was a founder and Chairman of the Board of CRX Medical, Inc. ("CRX"), a medical products company that conducted research and development in wound management, ophthalmic disorders and interventional radiology. Mr. Duncan received an M.B.A. from the University of North Carolina at Chapel Hill.

      Richard W. Reichow has been Executive Vice President since July 1998, Secretary since October 1995, and Senior Vice President, Chief Financial Officer and Treasurer since March 1995. Mr. Reichow was employed by Sphinx as President and Chief Executive Officer from December 1993 to September 1994, as Vice President, Finance & Administration from August 1991 to September 1994, and as Chief Financial Officer and Treasurer from March 1990 to September 1994. Between September 1994 and March 1995, he was an independent financial consultant. Mr. Reichow was Vice President, Chief Financial Officer and Treasurer of CRX from 1987 to 1990. Mr. Reichow is a Certified Public Accountant.

      David P. Ward, M.D. has been Executive Vice President, Research and Development of Intercardia since July 1998, and was Senior Vice President, Research & Development from March 1995 to July 1998. Dr. Ward was Group Vice President, Medical, Regulatory Affairs and Clinical Operations of Quintiles Transnational Corporation, a contract research organization, from October 1994 to March 1995. Dr. Ward was Vice President of Clinical Development and Regulatory Affairs of Sphinx from January 1992 to September 1994. Prior to that time, Dr. Ward was employed by SmithKline Beecham, a multinational pharmaceutical company, for more than six years, serving as Vice President and Director, Therapeutic Unit from August 1989 to January 1992, as Vice President and Medical Director, Clinical Investigation Unit for SmithKline & French Laboratories, Ltd., a multinational pharmaceutical company, from December 1988 to July 1989, as Vice President/ Medical Director of Cardiovascular Products, International Medical Affairs in 1988, and as a Medical Director of Cardiovascular Products, International Medical Affairs from 1985 to 1987. Dr. Ward received his M.D. from Case Western University Medical School.

      Barbara S. Schilberg has been Executive Vice President and General Counsel since September 1998. Ms. Schilberg was Senior Vice President, Secretary and General Counsel of Cephalon, Inc. from June 1994 through September 1998. From 1989 to 1994, she was a partner in the Business and Finance section of the law firm of Morgan, Lewis & Bockius, where she represented a number of biopharmaceutical companies in corporate, financing and licensing transactions. Ms. Schilberg received her J.D. degree from the University of Virginia.

      John P. Richert has been Vice President, Market Development of Intercardia since December 1996. From May 1995 until December 1996, he held the position of Executive Director, Market Development with Intercardia. From October 1994 until May 1995, Mr. Richert was President of PharmAliance, a pharmaceutical and biotechnology business development consulting firm. Mr. Richert served as Director, Market Development with Sphinx from 1991 to 1994. Mr. Richert was employed by Schering-Plough Corporation, a major pharmaceutical manufacturer, from 1981 to 1990 where he held positions of increasing responsibility in marketing. Mr. Richert received an M.B.A. in Pharmaceutical Marketing from Fairleigh - Dickinson University.

      W. Bennett Love has been Vice President, Corporate Planning/Communications of Intercardia since June 1997. From October 1995 until June 1997, he held the position of Executive Director, Corporate Planning/Communications at Intercardia. From September 1994 to September 1995, Mr. Love was the principal of Innovation Corporate Finance, an investment banking company for early-stage technology ventures. From 1990 to 1994, Mr. Love was employed at Sphinx as Director, Corporate Planning/Communications. From 1983 through 1989, he was an investment banker with Carolina Securities. Mr. Love received an M.B.A. from the University of North Carolina at Chapel Hill.

      Michael J. Sofia, Ph.D. has been Vice President, Intercardia Research Laboratories since May 1998. Dr. Sofia was Vice President of Research at Transcell from March 1996 through May 1998. From August 1993 to May 1998, he held the position of Director of Chemistry at Transcell. From January 1989 until August 1993, Dr. Sofia was employed at Eli Lilly and Company, Lilly Research Labs, most recently as a Research Scientist in the Cardio-Pulmonary research program. Dr. Sofia received a Ph.D. from the University of Illinois Urbana-Champaign and was a postdoctoral fellow at Columbia University.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

      (a) Price Range of Common Stock

      The Company's Common stock trades on the Nasdaq National Market under the symbol "ITRC". The following sets forth the quarterly high and low sales prices as reported by Nasdaq for the periods indicated. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.

                                                               High      Low
                                                               ----      ---
            Fiscal Year Ended September 30, 1997
                October 1, 1996 through December 31, 1996......$29       $17
                January 1, 1997 through March 31, 1997..........27 1/4    16
                April 1, 1997 through June 30, 1997.............23 3/8    17 1/4
                July 1, 1997 through September 30, 1997.........24 3/4    18

            Fiscal Year Ended September 30, 1998
                October 1, 1997 through December 31, 1997.......25 1/2    16 7/8
                January 1, 1998 through March 31, 1998..........21 1/4    15
                April 1, 1998 through June 30, 1998.............20 3/8     7 3/8
                July 1, 1998 through September 30, 1998.........10 1/8     3 5/8

      (b) Approximate Number of Equity Security Holders

      As of November 30, 1998, the number of record holders of the Company's Common Stock was 74 and the Company believes that the number of beneficial owners was approximately 900.

      (c) Dividends

      The Company has never paid a cash dividend on its Common Stock. For the foreseeable future any earnings will be retained for use in its business and, accordingly, the Company does not anticipate paying cash dividends.

Item 6.  Selected Financial Data.

      The selected financial data presented below summarizes certain financial data and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto which have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report thereon is included elsewhere in this Annual Report on Form 10-K along with said financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business".

Statement of Operations Data:
(In thousands, except per share data)

                                                             Year Ended September 30,
                                           --------------------------------------------------------
                                              1998        1997        1996        1995       1994
                                           --------    --------    --------    --------    --------
Revenue:
     Contract and license fee revenue ..   $  6,121    $  5,360    $  5,348    $    304    $     --
                                           --------    --------    --------    --------    --------

Costs and expenses:
     Research and development ..........     16,799      19,972       5,276       5,127       3,598
     Purchase of in-process research and
        development ....................      5,343         411         350          --       1,852
     General and administrative ........      3,509       4,179       3,396       2,063       1,152
                                           --------    --------    --------    --------    --------
        Total costs and expenses .......     25,651      24,562       9,022       7,190       6,602
                                           --------    --------    --------    --------    --------
Loss from operations ...................    (19,530)    (19,202)     (3,674)     (6,886)     (6,602)

Investment income (expense), net .......        384         831         719        (207)       (443)
Income taxes ...........................         --          --         (37)         --          --
Minority interest ......................         --         568        (568)         --          --
                                           ========    ========    ========    ========    ========
Net loss ...............................   $(19,146)   $(17,803)   $ (3,560)   $ (7,093)   $ (7,045)
                                           ========    ========    ========    ========    ========
Net loss per common share:
     Basic .............................   $  (2.69)   $  (2.55)   $  (0.59)   $  (1.62)   $  (1.61)
                                           ========    ========    ========    ========    ========
     Diluted ...........................   $  (2.69)   $  (2.55)   $  (0.59)   $  (1.62)   $  (1.61)
                                           ========    ========    ========    ========    ========
Weighted average common shares
     outstanding .......................      7,113       6,982       6,062       4,384       4,384
                                           ========    ========    ========    ========    ========

Balance Sheet Data:
(In thousands)

                                                             September 30,
                                        ------------------------------------------------------
                                          1998       1997       1996        1995       1994
                                        --------   --------   --------   ---------   ---------
Cash, cash equivalents and marketable
     securities .....................   $ 23,562   $ 37,580   $ 37,391   $  1,168    $     49
Working capital .....................     14,607      9,855     28,870     (1,397)    (10,548)
Total assets ........................     27,836     42,623     40,650      2,095       1,095
Long-term portion of capital lease
     obligations and notes payable ..      1,593      2,128        896        869         496
Total liabilities ...................      8,160     29,167      9,401      3,463      11,101
Total stockholders' equity (deficit)      19,676     13,456     30,680     (1,368)    (10,006)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. All references to the Company include Intercardia, Inc. ("Intercardia") and its majority-owned subsidiaries, CPEC, Inc. ("CPEC"), Aeolus Pharmaceuticals, Inc. ("Aeolus") and Renaissance Cell Technologies, Inc. ("Renaissance"). As of September 30, 1998, Intercardia owned 80.1% of the outstanding capital stock of CPEC, 65.8% of the outstanding capital stock of Aeolus and 79.6% of the outstanding capital stock of Renaissance.

Intercardia is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). As of September 30, 1998, Interneuron owned 61.9% of the outstanding capital stock of Intercardia and the 19.9% of outstanding capital stock of CPEC not owned by Intercardia.

      The Company focuses on development of therapeutics for the treatment of cardiovascular, infectious and other diseases. The Company's most advanced product is BEXTRA, a compound currently in Phase III clinical trials for the treatment of congestive heart failure. The Company's other programs are in preclinical development.

      In May 1998, Intercardia acquired all of the outstanding stock of Transcell Technologies, Inc. ("Transcell") in a merger ("Transcell Merger") of Transcell with and into Intercardia and also acquired certain related technology rights held by Interneuron in exchange for Intercardia Common Stock with an aggregate market value of $14,200,000. In addition, Intercardia issued replacement stock options and warrants to purchase 241,705 shares and 17,783 shares, respectively, of Intercardia Common Stock to Transcell employees, consultants and warrant holders, with a total estimated value of $1,507,000. Under the terms of the Agreement and Plan of Merger between Intercardia, Transcell and Interneuron dated March 2, 1998, Transcell stockholders will receive Intercardia Common Stock in three installments. The first installment of 320,151 shares was issued upon closing the transaction on May 8, 1998 (the "Closing"). The second and third installments will each consist of $3,000,000 of Intercardia Common Stock, as valued at each issuance date, and will be issued in August 1999 and February 2000. The impact of the issuance of additional shares has not been reflected in the Company's common stock outstanding or its earnings per share calculations, but was included in the determination of the value of the stock issued to Interneuron for Transcell. In exchange for certain license and technology rights held by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Intercardia issued to Interneuron 174,672 shares of Intercardia Common Stock at Closing with a value of $3,000,000 and will pay Interneuron a royalty on net sales of certain products that may result from a Research Collaboration and Licensing Agreement (the "Merck Collaboration") originally entered into among Transcell, Interneuron and Merck & Co., Inc. ("Merck"). The former Transcell operation, which is now a division of Intercardia, is referred to as Intercardia Research Laboratories ("IRL") and is conducting pharmaceutical research and development utilizing carbohydrate-based combinatorial chemistry. Prior to the Transcell Merger, Transcell was a majority-owned subsidiary of Interneuron. The acquisition of Interneuron's 77.9% ownership interest in Transcell has been treated in a manner similar to a "pooling-of-interests", because it represented a transfer of stock between entities under common control, and the acquisition of the non-Interneuron ownership interest has been accounted for by using the "purchase" method of accounting. Upon Closing, the Company incurred a charge to operations of $5,343,000 for the purchase of the non-Interneuron interest in Transcell, because feasibility of the in-process research and development was not yet established and the technology had no alternative future use at the date of the acquisition. All of Transcell's past results of operations have been combined with the results of operations of the Company, because the minority interest owners had no responsibility to fund their share of the losses of Transcell. The Company's financial statements for all periods presented have been restated to reflect the Transcell Merger as it relates to the acquisition by Intercardia of Interneuron's 77.9% interest in Transcell.

      The Company recognizes the need to ensure that "Year 2000" hardware and software issues will not adversely impact its operations. In 1998, the Company initiated a program, and subsequently established a Year 2000 committee, to assess the expected impact of the Year 2000 date recognition problem on its existing internal systems, those which it intends to implement and the systems of its key business vendors. The purpose of this program is to attempt to ensure that this problem does not have a material adverse effect on the Company's business operations or its financial condition. The Company has initiated an assessment of its internal information systems which support business applications leading to the process of modifying or replacing those portions of software, hardware and other equipment that are determined to be non-compliant. Key financial, information and operational systems, including equipment with embedded microprocessors, will continue to be inventoried and assessed, and detailed plans will be finalized to ready the Company's internal operating systems. The Company's goal is to continue upgrading its personal computer hardware and software to become Year 2000 compliant by the end of calendar 1999.

      In addition, the Company is beginning to assess its key business vendors' Year 2000 compliance so as to minimize the likelihood that non-compliance of any vendor would significantly impact the Company's operations. Informational requests and/or formal discussions with key business vendors will be distributed and replies and readiness will be evaluated pending receipt or completion of these inquiries and/or discussions. Key business vendors will be requested to provide assurances regarding their Year 2000 compliance. Risk assessment, readiness evaluation, action and contingency plans related to these vendors are expected to be completed during 1999. Due to the Company's evolving internal systems and reliance on third parties, the Company anticipates periodic reevaluation and maintenance regarding its internal systems and business vendors throughout 1999.

      Historical and projected incremental expenditures associated with the Company's Year 2000 compliance program have not been and are not expected to be material to the Company's consolidated financial position, results of operations and cash flow. Due to the Company's relatively short operating history and evolving internal systems, the modification or replacement of internal systems has not been, nor is it expected to be, a material expenditure for the Company. Expenditures required to make the Company Year 2000 compliant will be, and have been, expensed as incurred. See "Business - Certain Risks Associated with the Company's Business - Year 2000; Uncertainty of Compliance."

Results of Operations

      Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

      The Company's net loss of $19,146,000 for fiscal 1998 was $1,343,000 (8%) greater than the $17,803,000 net loss incurred in fiscal 1997.

      Contract and license fee revenue for fiscal 1998 was $6,121,000, as compared to $5,360,000 for fiscal 1997. Contract and license fee revenue for fiscal 1998 included (i) a $4,000,000 payment from Astra Pharmaceuticals, L.P. ("Astra Pharmaceuticals") received pursuant to the termination of a collaboration with Astra Merck Inc. ("Astra Merck") for the development, manufacturing and marketing of bucindolol in the United States (the "Astra Merck Collaboration"), (ii) $833,000 of U.S. bucindolol development support from Astra Merck prior to the termination of the Astra Merck Collaboration, and (iii) $1,138,000 of revenue recognized in conjunction with the Merck Collaboration.

      Contract and license fee revenue for fiscal 1997 included (i) one-time initial contract payments of $3,143,000 received from BASF Pharma/Knoll AG ("Knoll") in conjunction with the execution of a collaboration agreement (the "Knoll Collaboration") with Knoll to provide for the development, manufacturing and marketing of bucindolol for the treatment of CHF in countries other than the United

States and Japan (the "Knoll Territory"), (ii) $553,000 of U.S. bucindolol development support from Astra Merck, and (iii) $1,317,000 of revenue recognized in conjunction with the Merck Collaboration.

      Research and development ("R&D") expenses for the Company decreased $3,173,000 (16%) to $16,799,000 in fiscal 1998 from $19,972,000 in fiscal 1997, primarily due to the additional fiscal 1997 expense of a $10,000,000 contract payment due to Astra Merck in conjunction with the development of bucindolol. R&D expenses other than the $10,000,000 accrual increased $6,827,000 (68%) to $16,799,000 in fiscal 1998 from $9,972,000 in fiscal 1997. R&D expenses increased in all R&D areas of the Company as described below.

      Expenses for the development of bucindolol and general R&D expenses decreased to $4,922,000 for fiscal 1998 from $12,806,000 for fiscal 1997. This decrease was the result of the $10,000,000 Astra Merck contract payment being accrued in fiscal 1997, offset by increased costs for additional personnel expenses and costs related to the development of bucindolol for Europe.

      The Astra Merck Collaboration required Astra Merck to pay for certain expenses related to the development of the twice-daily formulation of bucindolol for the United States. Astra Merck assumed liabilities on the Company's behalf of $6,065,000 and $5,505,000 during fiscal 1998 and fiscal 1997, respectively. These additional amounts did not flow through the Company's Statements of Operations, because they were offset against related expenses. As of September 30, 1998, the Company's Balance Sheet included approximately $944,000 of accounts receivable due from Astra Pharmaceuticals and approximately $941,000 of accrued expenses related to obligations assumed by Astra Pharmaceuticals.

      During fiscal 1998, the Company paid and expensed a $1,000,000 license fee for a development compound licensed from Opocrin S.p.A.

      R&D expenses for IRL increased by $2,492,000 (44%) to $8,201,000 for fiscal 1998 from $5,709,000 for fiscal 1997. The increase was the result of additional personnel, a full year of costs in IRL's new facilities and $856,000 of expenses to write-off property and equipment acquired from Transcell which did not meet the Company's capitalization criteria.

      R&D expenses for Aeolus increased by $603,000 (43%) to $2,016,000 for fiscal 1998 from $1,413,000 for fiscal 1997, primarily because Aeolus continued to move forward with preclinical studies under its antioxidant small molecule research program.

      R&D expenses for Renaissance increased by $544,000 to $660,000 for fiscal 1998 from $116,000 for fiscal 1997, primarily because only one month of operations was included in the fiscal 1997 results, due to the fact that Renaissance was not acquired until September 1997.

      In conjunction with the Transcell Merger, the Company incurred a charge of $5,343,000 for the purchase of in-process research and development during fiscal 1998, because feasibility of the in-process research and development acquired was not yet established and the technology has no alternative future use. This charge represents the market value of the shares of the Company issued to the minority interest owners of Transcell. The Company incurred a charge of $411,000 for purchase of in-process research and development during fiscal 1997 when Intercardia acquired 79.6% of the outstanding capital stock of Renaissance.

      General and administrative ("G&A") expenses decreased by $670,000 (16%) to $3,509,000 for fiscal 1998 from approximately $4,179,000 for fiscal 1997, primarily due to the elimination of certain IRL administrative personnel and functions, offset by legal and accounting costs related to the merger.

      The minority interest in the Consolidated Statement of Operations for fiscal 1996, related to the 20% minority interest in net income earned by CPEC during fiscal 1996, offset by 20% of the previous cumulative deficit incurred by CPEC since its acquisition by Intercardia. During fiscal 1997, the minority interest balance was reduced to reflect the minority interest owner's share of CPEC's net loss up to the cumulative amount of minority interest in earnings previously recognized.

      Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

      The Company incurred a net loss of $17,803,000 for fiscal 1997, versus a net loss of $3,560,000 for fiscal 1996. The increase in the net loss for fiscal 1997 was primarily the result of expanded drug development operations and the accrual of a $10,000,000 contract payment due to Astra Merck in conjunction with the development of bucindolol.

      Total revenue for fiscal 1997 was $5,360,000, as compared to $5,348,000 for fiscal 1996. Contract and license fee revenue for fiscal 1997 included (i) one-time initial contract payments of $3,143,000 received from Knoll in conjunction with the execution of the Knoll Collaboration and (ii) $1,317,000 of revenue recognized in conjunction with the Merck Collaboration. Contract and license fee revenue for fiscal 1996 included a $5,000,000 one-time initial payment received from Astra Merck in conjunction with the execution of the Astra Merck Collaboration.

      R&D expenses for the Company increased $14,696,000 (279%) to $19,972,000 for fiscal 1997 from $5,276,000 for fiscal 1996, primarily due to expanded drug development operations and the accrual of a $10,000,000 contract payment due to Astra Merck in conjunction with the development of bucindolol.

      Expenses for the development of bucindolol and general R&D expenses increased to $12,806,000 for fiscal 1997 from $1,619,000 for fiscal 1996. Other than the $10,000,000 contract payment due to Astra Merck discussed above, increased costs resulted primarily from additional personnel expenses and costs related to the development of bucindolol for Europe.

      The Astra Merck Collaboration required Astra Merck to pay for certain expenses related to the development of the twice-daily formulation of bucindolol for the United States. Astra Merck assumed liabilities on the Company's behalf of $5,505,000 and $4,301,000 during fiscal 1997 and fiscal 1996, respectively. These additional amounts did not flow through the Company's Statements of Operations, because they were offset against related expenses.

      R&D expenses of Transcell, now IRL, increased $2,751,000 (93%) to $5,709,000 in fiscal 1997 from $2,958,000 in fiscal 1996. The increase was primarily the result of enhanced research efforts relating to Transcell's carbohydrate chemistry technology, which included increased payroll, benefit and hiring costs from staffing increases, increased laboratory-related costs, increased consultant-related expenses, license fees to Princeton University and increased facilities costs relating to Transcell's new and expanded facilities.

      R&D expenses for Aeolus increased by $337,000 (31%) to $1,413,000 for fiscal 1997 from $1,076,000 for fiscal 1996, primarily because Aeolus expanded preclinical testing in its antioxidant small molecule research program.

      The Company incurred a charge of $411,000 for purchase of in-process research and development during fiscal 1997 when Intercardia acquired 79.6% of the outstanding capital stock of Renaissance. During fiscal 1996, the Company incurred a $350,000 charge for purchase of in-process research and development when Intercardia acquired an additional 0.1% of the capital stock of CPEC.

      G&A expenses increased by $783,000 (23%) to $4,179,000 for fiscal 1997 from $3,396,000 for fiscal 1996, due to general increases in operating expenses.

      The minority interest in the Consolidated Statement of Operations for fiscal 1996, related to the 20% minority interest in net income earned by CPEC during fiscal 1996, offset by 20% of the previous cumulative deficit incurred by CPEC since its acquisition by Intercardia. During fiscal 1997, the minority interest balance was reduced to reflect the minority interest owner's share of CPEC's net loss up to the cumulative amount of minority interest in earnings previously recognized.

Liquidity and Capital Resources

      At September 30, 1998, the Company had cash, cash equivalents and marketable securities of $23,562,000, a decrease of $14,018,000 from September 30, 1997. This decrease primarily resulted from expanded operations and the $10,000,000 payment made to Astra Merck in December 1997 in conjunction with the development of bucindolol. The Company believes it has sufficient cash for planned expenditures through the fiscal year ending September 30, 1999, without raising additional capital or finding a U.S. development and marketing partner.

      As of September 30, 1997, Interneuron had advanced to Transcell $12,426,000, including interest, under notes payable. As of the date of the Transcell Merger, the amount due by Transcell to Interneuron under these notes payable was $15,929,000, which, along with $2,769,000 of other payables, Interneuron contributed to Transcell's capital immediately prior to the Transcell Merger.

      Following termination of the Astra Merck Collaboration in September 1998, the Company has been responsible for all U.S. bucindolol development and marketing costs, which will result in increased expenses to the Company, because Astra Merck had funded a large portion of such costs over the past three years. The Company estimates that it could incur additional study costs of up to $6,000,000 during fiscal 1999. The Company is evaluating opportunities to share development and marketing responsibilities and costs in the United States with other potential partners.

      Pursuant to the Knoll Collaboration, the Company is responsible for approximately 40% of the development and marketing costs of bucindolol for the Knoll Territory, subject to certain maximum dollar limitations. The Company's portion of development and clinical trial costs of the twice-daily formulation of bucindolol for the Knoll Territory is estimated to be $10,000,000 and the Company's portion of marketing costs prior to product launch is estimated to be $4,000,000. Upon product launch, the Company will be responsible for 40% of the net loss in the Knoll Territory, if any, as defined. The Company is also responsible for 40% of the once-daily development costs incurred for the Knoll Territory and approximately 67% of the once-daily development costs that have a worldwide benefit.

      The Company will incur additional charges to operations relating to the acquisition of CPEC in the event that certain milestones are achieved in the development and commercialization of bucindolol. The Company will be required to issue to the former CPEC stockholders shares of Interneuron's common stock upon achieving the milestones of filing a New Drug Application (an "NDA") and receiving an approval letter (an "Approval Letter") from the U.S. Food and Drug Administration (the "FDA") to market bucindolol. Each additional payment would have a minimum and maximum charge to the Company of $750,000 and $1,875,000, respectively. The value of these additional shares was not included in the purchase price because their issuance is contingent upon achieving these milestones. In exchange for Interneuron providing such shares, Intercardia will pay Interneuron the value of such shares, either in cash or Intercardia Common Stock, at Intercardia's option. In the event the Company files an NDA for bucindolol, the Company would recognize the expense immediately, and in the event an Approval Letter for bucindolol is received, the Company would capitalize the amount and amortize it over the expected life of the product.

      The Company expects to incur substantial additional costs and losses over the next few years. The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the development and clinical trials of bucindolol; the timing and cost of obtaining regulatory approvals; the effect of competitive drugs on commercialization of bucindolol; and the ability of the Company to establish additional collaborative arrangements with other companies to provide research or development funding to the Company and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products. The Company may acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions.

      The Company intends to raise additional capital through collaborative partnering arrangements, debt financing or equity financing during fiscal 1999. The Company will require additional financing to fund the Company's operations, to complete its clinical trials, to make payments to fund 40% of development and marketing costs of bucindolol in the Knoll Territory pursuant to the Knoll Collaboration and to fund new business opportunities and growth. However, there can be no assurance that adequate funds will be available on terms acceptable or favorable to the Company, if at all. It is currently difficult to raise funds in the equity markets and, if the results of BEST are delayed or are not positive, raising funds in the equity markets will be even more difficult. Any additional equity financing, if available, would result in dilution to Intercardia's stockholders. If the Company is unable to enter into a collaboration or raise additional capital, adequate funds will not be available to support its operations after 1999, and the Company would be required to reduce or discontinue one or more of its research and development programs, or obtain funds through strategic alliances on terms that are not favorable to the Company or its existing stockholders.

Item 7a.  Quantitative and Qualitative Disclosure of Market Risks.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      See Index to Consolidated Financial Statements on page F-1.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

      Not applicable.

                                    PART III

      Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

      To the Company's knowledge, there were no reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, which were not timely filed during the fiscal year ended September 30, 1998.

Item 11.  Executive Compensation.

      The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1 - Election of Directors - Information Concerning the Board of Directors and Its Committees", "Other Information - Compensation of Executive Officers", " - Compensation of Directors", " - Report of the Compensation Committee on Executive Compensation", " - Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information - Principal Stockholders" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

      The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading "Other Information - Certain Transactions" in the Proxy Statement.

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

      (3) Exhibits.

      Exhibit No.             Description
      -----------             -----------
      2.6   (a)   Agreement and Plan of Merger dated as of March 2, 1998, by and among the Company, Transcell Technologies, Inc. and
                  Interneuron Pharmaceuticals, Inc.
      3.1   (b)   Certificate of Incorporation, as currently in effect.
      3.2   (b)   Bylaws, as currently in effect.
      4.1   (b)   Form of Common Stock certificate
      10.1  (b    Form of Intercardia, Inc. Investors' Rights Agreement.
      10.2  (b)   Letter of Understanding between Cardiovascular
                  Pharmacology Engineering and Consultants, Inc. and the VA
                  Cooperative Studies Program, dated March 18, 1994; related
                  Memorandum of Agreement for Conduct of the Trial
                  "Beta-Blocker Evaluation of Survival Trial"; and related
                  Agreement No. 1 Y01HC 402004-00, dated September 8, 1994,
                  as amended.
      10.3  (b)   Agreement between Bristol-Myers Squibb Company and
                  Cardiovascular Pharmacology Engineering and Consultants, Inc.,
                  dated December 6, 1991, as amended.
      10.4  (b)*  License Agreement between Duke University and Aeolus
                  Pharmaceuticals, Inc., dated July 21, 1995.
      10.6  (b)   Employment Agreement between Clayton I. Duncan and
                  Intercardia, Inc., dated January 3, 1995, as amended.
      10.7  (b)   Acquisition Agreement relating to the acquisition by
                  Intercardia, Inc. of 80% of CPEC, dated May 13, 1994, as
                  amended.
      10.8  (h)   Intercardia, Inc. 1994 Stock Option Plan, as amended.
      10.9  (b)   Office Lease between Highwoods/Forsyth Limited Partnership and
                  Intercardia, Inc., dated April 24, 1995.
      10.10 (b)   Master Equipment Lease between Phoenix Leasing Incorporated and Intercardia, Inc., dated June 12, 1995, and related
                  Sublease and Acknowledgment of Assignment to Aeolus
                  Pharmaceuticals, Inc.



      10.11 (b)*  Development and Marketing Collaboration and License Agreement
                  between Astra Merck Inc., Intercardia, Inc. and CPEC, Inc., dated December 4, 1995.
      10.12 (c)   Intercardia, Inc. 1995 Employee Stock Purchase Plan.
      10.13 (b)   Employment Agreement between David P. Ward, M.D. and
                  Intercardia, Inc., dated November 1, 1995.
      10.14 (b)   Employment Agreement between Richard W. Reichow and
                  Intercardia, Inc., dated November 1, 1995.
      10.15 (b)   Intercompany Services Agreement between Interneuron
                  Pharmaceuticals, Inc. and Intercardia, Inc., dated December 4,
                  1995.
      10.16 (b)   Tax Allocation Agreement between Interneuron Pharmaceuticals,
                  Inc. and Intercardia, Inc., dated December 4, 1995.
      10.17 (b)   Letter regarding Intercardia's right of first refusal with respect to CPEC stock, dated January 18, 1996.
      10.18 (c)   Development Agreement between Global Pharm, Inc., Intercardia,
                  Inc. and CPEC, Inc., dated January 26, 1996.
      10.19 (c)   Lease Amendment Number One, dated March 6, 1996, to Office
                  Lease between Highwoods/Forsyth Limited Partnership and
                  Intercardia, Inc.
      10.20 (d)*  Agreement for Feasibility Study, Amendment Number One thereto, and related License Agreement, each dated April 15, 1996,
                  among Jago Pharma AG, Jagotec AG, Intercardia, Inc. and CPEC,
                  Inc.
      10.21 (e)*  Agreement among Intercardia, Inc., CPEC, Inc. and Knoll AG dated December 19, 1996.
      10.22 (f)   Lease Amendment Number Two, dated March 14, 1997, to Office
                  Lease between Highwoods/Forsyth Limited Partnership and
                  Intercardia, Inc.
      10.23 (g)   Sponsored Research Agreement between The University of North
                  Carolina at Chapel Hill and Renaissance Cell Technologies,
                  Inc. dated September 4, 1997.
      10.24 (g)*  Sponsored Research Agreement between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc., dated
                  September 11, 1997.
      10.25 (g)   Letter of Intent between Transcell Technologies, Inc.,
                  Interneuron Pharmaceuticals, Inc. and Intercardia, Inc., dated
                  November 5, 1997.
      10.26 (g)   Employment Agreement between Clayton I. Duncan and
                  Intercardia, Inc., dated December 15, 1997.
      10.27 (h)   Assignment and Assumption and Royalty Agreement effective as of May 8, 1998 between Intercardia, Inc. and Interneuron
                  Pharmaceuticals, Inc.
      10.28 (h)*  Research Collaboration and License Agreement dated effective as of June 30, 1997, as amended, by and among Interneuron
                  Pharmaceuticals, Inc., Transcell Technologies, Inc. and Merck
                  & Co., Inc., as assigned to Intercardia, Inc. effective May 8,
                  1998.
      10.29 (h)*  License Agreement dated June 29, 1998 between Princeton
                  University and Intercardia, Inc.
      10.30 (h)   License Agreement dated April 15, 1998, effective as of June
                  30, 1997, between Princeton University and Interneuron
                  Pharmaceuticals, Inc., as assigned to Intercardia, Inc. by
                  Interneuron Pharmaceuticals, Inc. effective May 8, 1998.
      10.31 (h)   Lease Agreement dated September 19, 1996, as amended, between
                  Cedar Brook Corporate Center, L.P. and Transcell Technologies,
                  Inc., as assigned to Intercardia, Inc. effective May 8, 1998.


      10.32 (h)   Amendment 1, dated as of July 1, 1998, to Sponsored Research
                  Agreement between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.
      10.33 (i)   Termination and Settlement Agreement dated September 29, 1998, between Astra Pharmaceuticals, L.P., Intercardia, Inc. and
                  CPEC, Inc.
      10.34 *     License, Development, Marketing and Clinical Trials Supply
                  Agreement between Opocrin S.p.A. and Intercardia, Inc., dated
                  July 20, 1998.
      10.35       Employment Agreement between Richard W. Reichow and
                  Intercardia, Inc., dated November 16, 1998.
      10.36       Employment Agreement between David P. Ward and Intercardia,
                  Inc., dated November 16, 1998.
      10.37       Employment Agreement between John P. Richert and Intercardia,
                  Inc., dated November 16, 1998.
      10.38       Employment Agreement between W. Bennett Love and Intercardia,
                  Inc., dated November 16, 1998.
      11.1        Statement Re Computation of Net Loss Per Share.
      21.1        List of Subsidiaries.
      23.1        Consent of PricewaterhouseCoopers LLP.
      27          Financial Data Schedules.

-------------

* Confidential treatment requested.

                  (a) Incorporated by reference to the similarly numbered
                      Exhibit to the Company's Form 8-K Current Report filed March 16, 1998.

                  (b) Incorporated by reference to the similarly numbered
                      Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-08209).

                  (c) Incorporated by reference to the similarly numbered
                      Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.

                  (d) Incorporated by reference to the similarly numbered
                      Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

                  (e) Incorporated by reference to the similarly numbered
                      Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

                  (f) Incorporated by reference to the similarly numbered
                      Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

                  (g) Incorporated by reference to the similarly numbered
                      Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

                  (h) Incorporated by reference to the similarly numbered
                      Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

                  (i) Incorporated by reference to the similarly numbered
                      Exhibit to the Company's Form 8-K Current Report filed on September 30, 1998.

(b) Reports on Form 8-K.

    (1) Filed August 4, 1998 voluntarily under Item 5 to file a press release relating to the Registrant seeking resolution of product conflict with Astra Pharmaceuticals, L.P.

    (2) Filed September 30,1998 voluntarily under Item 5 to announce termination of the Astra Merck Collaboration.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants........................................... F-2
Consolidated Balance Sheets - As of September 30, 1998 and September 30,
    1997.................................................................... F-3
Consolidated Statements of Operations - For the fiscal years ended
    September 30, 1998, 1997 and 1996....................................... F-4
Consolidated Statements of Stockholders' Equity - For the fiscal years ended September 30, 1998, 1997 and 1996................................. F-5
Consolidated Statements of Cash Flows - For the fiscal years ended
    September 30, 1998, 1997 and 1996....................................... F-6
Notes to Consolidated Financial Statements.................................. F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
INTERCARDIA, INC.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Intercardia, Inc. and its subsidiaries (the "Company") at September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Raleigh, North Carolina
October 30, 1998

                                 INTERCARDIA, INC.

                            CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share data)

                                                                 September 30,
                                                        ----------------------------
                                                           1998            1997
                                                        ------------    ------------
                                   ASSETS
Current assets:
     Cash and cash equivalents                             $ 10,647        $ 18,185
     Marketable securities                                    9,314          17,341
     Accounts receivable                                      1,096           1,127
     Prepaids and other current assets                          117             241
                                                        ------------    ------------
                  Total current assets                       21,174          36,894

Marketable securities                                         3,601           2,054
Property and equipment, net                                   2,976           3,594
Other assets                                                     85              81
                                                        ------------    ------------
                                                           $ 27,836        $ 42,623
                                                        ============    ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $ 752           $ 908
     Accrued expenses                                         3,191          13,089
     Current portion of capital lease obligations               565             558
     Current portion of notes payable                           194              73
     Accounts payable to Interneuron                          1,865               -
     Note payable to Interneuron                                  -          11,911
     Deferred revenue                                             -             500
                                                        ------------    ------------
                 Total current liabilities                    6,567          27,039

Long-term portion of capital lease obligations                  816           1,058
Long-term portion of notes payable                              777             555
Convertible debenture payable to Interneuron                      -             515

Stockholders' equity:
     Common stock, $.001 par value per share, 40,000,000
         shares authorized, 7,289,153 and 6,996,441 shares
         issued and outstanding at September 30, 1998 and
         1997, respectively                                       7               7
     Additional paid-in capital                              78,399          52,243
     Deferred compensation                                   (1,086)           (296)
     Accumulated deficit                                    (57,644)        (38,498)
                                                        ------------    ------------
                 Total stockholders' equity                  19,676          13,456
                                                        ------------    ------------
                                                           $ 27,836        $ 42,623
                                                        ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                               INTERCARDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                               Fiscal Year Ended September 30,
                                           -------------------------------------
                                              1998         1997         1996
                                           -----------  -----------   ----------
Revenue:
    Contract and license fee revenue          $ 6,121      $ 5,360      $ 5,348
                                           -----------  -----------   ----------

Costs and expenses:
    Research and development                   16,799       19,972        5,276
    Purchase of in-process research and
       development                              5,343          411          350
    General and administrative                  3,509        4,179        3,396
                                           -----------  -----------   ----------
         Total costs and expenses              25,651       24,562        9,022
                                           -----------  -----------   ----------
Loss from operations                          (19,530)     (19,202)      (3,674)

Investment income, net                            384          831          719
Income taxes                                        -            -          (37)
Minority interest                                   -          568         (568)
                                           -----------  -----------   ----------
Net loss                                     $(19,146)    $(17,803)    $ (3,560)
                                           ===========  ===========   ==========
Net loss per common share:
   Basic                                      $ (2.69)     $ (2.55)     $ (0.59)
                                           ===========  ===========   ==========
   Diluted                                    $ (2.69)     $ (2.55)     $ (0.59)
                                           ===========  ===========   ==========
Weighted average common shares outstanding  7,113,054    6,981,708    6,062,498
                                           ===========  ===========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                INTERCARDIA, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                 Common Stock            Preferred Stock
                                                            ----------------------    ---------------------
                                                                             Par                      Par      Additional
                                                              Number        Value       Number       Value       Paid-in
                                                            of Shares       Amount    of Shares     Amount       Capital
                                                            ----------   ---------    ---------   ---------   -----------
Balance at September 30, 1995 .............................. 3,691,383   $       4     692,621    $       7    $  15,839
     Exercise of common stock options ......................     4,000          --          --           --            2
     Grants of common stock options at below fair value ....        --          --          --           --          472
     Conversion of Series A Preferred Stock to
            common stock ...................................   692,621           1    (692,621)          (7)           6
     Sale of common stock pursuant to initial public                --
            offering, net of issuance costs of $2,960....... 2,530,000           2          --           --       34,988
     Amortization of deferred compensation .................        --          --          --           --           --
     Proceeds from offerings of Employee Stock
             Purchase Plan .................................    11,982          --          --           --          153
     Transcell warrants issued in conjunction with
           advances from Interneuron .......................        --          --          --           --          371
     Net loss for the fiscal year ended September 30, 1996..        --          --          --           --           --
                                                            ----------   ---------    ---------   ---------   -----------
Balance at September 30, 1996 .............................. 6,929,986           7          --           --       51,831
     Exercise of common stock options ......................     8,500          --          --           --            7
     Stock-based compensation ..............................        --          --          --           --           85
     Cashless exercise of stock warrant ....................     1,156          --          --           --           --
     Amortization of deferred compensation .................        --          --          --           --           --
     Proceeds from offerings of Employee Stock
         Purchase Plan .....................................    16,903          --          --           --          320
     Net loss for the fiscal year ended September 30, 1997..        --          --          --           --           --
                                                            ----------   ---------    ---------   ---------   -----------
Balance at September 30, 1997 .............................. 6,956,545           7          --           --       52,243
     Exercise of common stock options ......................    15,576          --          --           --           59
     Grants of common stock options at below fair value ....        --          --          --           --        1,450
     Stock-based compensation ..............................        --          --          --           --          464
     Amortization of deferred compensation .................        --          --          --           --           --
     Proceeds from offerings of Employee Stock
           Purchase Plan ...................................    13,592          --          --           --          142
     Contribution to Transcell capital by Interneuron ......        --          --          --           --       18,698
     Common stock issued to unrelated parties in
         conjunction with Transcell Merger .................   303,440          --          --           --        5,343
     Net loss for the fiscal year ended September 30, 1998..        --          --          --           --           --
                                                            ----------   ---------    ---------   ---------   -----------
Balance at September 30, 1998 .............................. 7,289,153   $       7          --    $      --    $  78,399
                                                            =========    =========    =========   =========   ===========






























                                                                                          Total
                                                                                      Stockholders'
                                                               Deferred   Accumulated    Equity
                                                             Compensation   Deficit     (Deficit)
                                                             ------------ ----------- ------------
Balance at September 30, 1995 .............................. $     (82)   $ (17,135)   $  (1,367)
     Exercise of common stock options ......................        --           --            2
     Grants of common stock options at below fair value ....      (472)          --           --
     Conversion of Series A Preferred Stock to
            common stock ...................................        --           --           --
     Sale of common stock pursuant to initial public
            offering, net of issuance costs of $2,960.......        --           --       34,990
     Amortization of deferred compensation .................        92           --           92
     Proceeds from offerings of Employee Stock
             Purchase Plan .................................        --           --          153
     Transcell warrants issued in conjunction with
           advances from Interneuron .......................        --           --          371
     Net loss for the fiscal year ended September 30, 1996..        --       (3,560)      (3,560)
                                                             ------------ ----------- ------------
Balance at September 30, 1996 ..............................      (462)     (20,695)      30,681
     Exercise of common stock options ......................        --           --            7
     Stock-based compensation ..............................        --           --           85
     Cashless exercise of stock warrant ....................        --           --           --
     Amortization of deferred compensation .................       166           --          166
     Proceeds from offerings of Employee Stock
         Purchase Plan .....................................        --           --          320
     Net loss for the fiscal year ended September 30, 1997..        --      (17,803)     (17,803)
                                                             ------------ ----------- ------------
Balance at September 30, 1997 ..............................      (296)     (38,498)      13,456
     Exercise of common stock options ......................        --           --           59
     Grants of common stock options at below fair value ....    (1,450)          --           --
     Stock-based compensation ..............................        --           --          464
     Amortization of deferred compensation .................       660           --          660
     Proceeds from offerings of Employee Stock
           Purchase Plan ...................................        --           --          142
     Contribution to Transcell capital by Interneuron ......        --           --       18,698
     Common stock issued to unrelated parties in
         conjunction with Transcell Merger .................        --           --        5,343
     Net loss for the fiscal year ended September 30, 1998..        --      (19,146)     (19,146)
                                                             ------------ ----------- ------------
Balance at September 30, 1998 .............................. $  (1,086)   $ (57,644)   $  19,676
                                                             ============ =========== ============

                                              INTERCARDIA, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)

                                                                             Fiscal Year Ended September 30,
                                                                            --------------------------------
                                                                              1998        1997        1996
                                                                            ---------   ---------   --------
Cash flows from operating activities:
    Net loss ............................................................   $(19,146)   $(17,803)   $ (3,560)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Purchase of in-process research and development .................      5,343          --          --
        Depreciation and amortization ...................................      1,837         813         439
        Noncash compensation ............................................      1,125         251          92
        Interest expense on notes payable to Interneuron ................        918       1,152         536
        Minority interest in net income (loss) of consolidated subsidiary         --        (568)        568
        Change in assets and liabilities:
           Accounts receivable ..........................................         31         318      (1,445)
           Prepaids and other assets ....................................        120        (171)        (44)
           Accounts payable and accrued expenses ........................    (10,054)     10,377       1,847
           Deferred revenue .............................................       (500)        500         (17)
                                                                            ---------   ---------   --------
        Net cash used in operating activities ...........................    (20,326)     (5,131)     (1,584)
                                                                            ---------   ---------   --------
Cash flows from operating activities:
    Proceeds from sales and maturities of marketable securities .........     20,400      19,545      10,660
    Purchases of marketable securities ..................................    (13,920)    (23,284)    (26,316)
    Purchases of property and equipment .................................     (1,110)     (2,244)     (1,244)
                                                                            ---------   ---------   --------
        Net cash provided by (used in) investing activities .............      5,370      (5,983)    (16,900)
                                                                            ---------   ---------   --------
Cash flows from operating activities:
    Net proceeds from issuance of stock and warrants ....................        201         327      39,170
    Proceeds from notes payable .........................................        460         155           9
    Principal payments on notes payable .................................       (117)        (36)         --
    Principal payments on capital lease obligations .....................       (345)       (475)       (272)
    Advances from (payments to) Interneuron, net ........................      7,219       6,252        (172)
    Proceeds from sale/leaseback transactions ...........................         --       1,341         316
                                                                            ---------   ---------   --------
        Net cash provided by financing activities .......................      7,418       7,564      39,051
                                                                            ---------   ---------   --------
        Net increase (decrease) in cash and cash equivalents ............     (7,538)     (3,550)     20,567
Cash and cash equivalents at beginning of period ........................     18,185      21,735       1,168
                                                                            ---------   ---------   --------
Cash and cash equivalents at end of period ..............................   $ 10,647    $ 18,185    $ 21,735
                                                                            =========   =========   ========
Supplemental disclosure of investing and financing activities:
    Cash payments of interest ...........................................   $    222    $    129    $     84
                                                                            =========   =========   ========
    Property and equipment acquired through financing arrangements ......   $    110    $    500    $     37
                                                                            =========   =========   ========

                   The accompanying notes are an integral part of the consolidated financial statements.

                                INTERCARDIA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    NATURE OF THE BUSINESS

      The "Company" refers collectively to Intercardia, Inc. ("Intercardia") and its majority-owned subsidiaries, CPEC, Inc., a Nevada corporation ("CPEC"), Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance"). As of September 30, 1998, Intercardia owned 80.1% of the outstanding stock of CPEC, 65.8% of the outstanding stock of Aeolus and 79.6% of the outstanding stock of Renaissance. Intercardia is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). As of September 30, 1998, Interneuron owned 61.9% of the outstanding Common Stock of Intercardia and the 19.9% of the outstanding stock of CPEC not owned by Intercardia.

      The Company focuses on development of therapeutics for the treatment of cardiovascular, pulmonary, infectious and other diseases. The Company's most advanced product is BEXTRA(R) (bucindolol HCl), a compound currently in Phase III clinical trials for the treatment of congestive heart failure ("heart failure"). This clinical trial, which commenced in June 1995, is known as the Beta-blocker Evaluation of Survival Trial ("BEST") and is sponsored by the National Institutes of Health (the "NIH") and the Department of Veterans Affairs (the "VA"). The Company's other programs are in the early stages of development.

      In May 1998, Intercardia acquired all of the outstanding stock of Transcell Technologies, Inc. ("Transcell"), a majority-owned subsidiary of Interneuron, in a merger of Transcell with and into Intercardia and also acquired certain related technology rights held by Interneuron in exchange for Intercardia Common Stock, stock options and stock warrants (the "Transcell Merger"). The purchase of Interneuron's 77.9% interest in Transcell by Intercardia has been treated in a manner similar to a "pooling-of-interests", because it represented a transfer of stock between entities under common control, and the acquisition of the non-Interneuron ownership interest has been accounted for by using the "purchase" method of accounting. All of Transcell's past results of operations have been combined with the results of operations of the Company, and the Company's financial statements for all periods presented have been restated to reflect the Transcell Merger (See Note K). The former Transcell operation, which is now a division of Intercardia, is referred to as Intercardia Research Laboratories ("IRL") and is conducting pharmaceutical research and development utilizing carbohydrate-based combinatorial chemistry.


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

      Cash and Cash Equivalents: The Company invests available cash in short-term bank deposits, money market funds, commercial paper and U.S. Government securities. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of these investments approximate their fair market value at September 30, 1998 and 1997 due to their short term nature.

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

      Accounts Receivable: Accounts receivable at September 30, 1998 and 1997 are primarily comprised of amounts due from Astra Pharmaceuticals, L.P. ("Astra Pharmaceuticals"), formerly Astra Merck Inc. ("Astra Merck"), for bucindolol liabilities assumed by Astra Pharmaceuticals.

      Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements and equipment under capital leases, over the lesser of the estimated useful lives or the lease terms. The estimated useful lives are two to three years for computers and five years for equipment. Subsequent to the Transcell Merger in May 1998 (See Note K), the Company wrote-off $856,000 of property and equipment acquired from Transcell because certain items did not meet the Company's minimum cost per item capitalization criteria.

      The Company evaluates impairment of its property and equipment based on events and changes in circumstances that indicate that the carrying value may not be recoverable. The identification of an impairment involves the comparison of estimated future net cash flows expected to result from the ownership of the asset.

      Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

      Revenue Recognition: Revenue is recognized under agreements when services are performed or when contractual obligations are met. Cash received in advance of revenue recognition is recorded as deferred revenue.

      Research and Development: Research and development costs are expensed in the period incurred. Payments related to the acquisition of in-process research and development are either capitalized or expensed based upon the stage of development of the acquired compound or technology.

      Income Taxes: Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce net deferred tax assets to the amounts expected to be realized.

      Earnings Per Share: The Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS 128"), as of December 31, 1997. SFAS 128 replaced the previously reported primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period. Diluted earnings (loss) per share is the amount of net income (loss) for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the period and to reflect the impact of the Transcell Merger (See Note K). Due to the antidilutive effect of the Company's outstanding stock options and warrants, the adoption of SFAS 128 had no effect on the prior years' net loss per share previously reported. However, the Transcell Merger did result in a restatement of the Company's net loss per share for all periods presented.

      Accounting for Stock-Based Compensation: During the fiscal year ended September 30, 1997, the Company adopted the disclosure requirements of the SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which changes measurement, recognition and disclosure standards for stock-based compensation. The Company continues to measure stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion 25") accounting rules.

      Reclassifications: Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with classifications adopted in 1998.

      Future Disclosure Requirements: The Company will adopt SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), for the fiscal year ending September 30, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management believes its current disclosures will not be materially affected by the adoption of SFAS 130.

      The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), for the fiscal year ending September 30, 1999. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes its current disclosures will not be materially affected by the adoption of SFAS 131.

C. MARKETABLE SECURITIES

      The Company has classified all marketable securities as available for sale. The amortized cost of these securities approximates their market value, yielding no unrealized holding gains or losses at September 30, 1998 and 1997. The amortized cost of the marketable securities consisted of the following at September 30, 1998 and 1997 (in thousands):

                                      1998             1997
                                    --------         --------
      Government notes              $  1,029         $  1,015
      Corporate notes                 11,886           18,380
                                    --------          -------
                                    $ 12,915          $19,395
                                    ========          =======

      The maturities of these securities as of September 30, 1998 and 1997 were as follows (in thousands):

                                             1998           1997
                                             ----           ----
      Within one year                      $  9,314        $17,341
      After one year through two years        3,601          2,054
                                           --------        -------
                                            $12,915        $19,395
                                            =======        =======

D.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at September 30, 1998 and 1997 (in thousands):

                                                     1998      1997
                                                   -------    -------
            Office equipment ...................   $   610    $ 1,032
            Laboratory equipment ...............     1,258      1,981
            Leasehold improvements .............     1,774      1,885
                                                   -------    -------
                                                     3,642      4,898
            Less:  accumulated depreciation and
                   amortization                       (666)    (1,304)
                                                   -------    -------
                                                   $ 2,976    $ 3,594
                                                   =======     ======

      Included in the above amounts is equipment under capital lease obligations with a cost of $930,000 and $2,424,000 at September 30, 1998 and 1997,
respectively, and a net book value of $663,000 and $1,387,000 at September 30, 1998 and 1997, respectively. Property and equipment with a cost and net book value of $414,000 and $313,000 at September 30, 1998, respectively, has been pledged as collateral on notes payable.

E.    ACCRUED EXPENSES

      At September 30, 1998 and 1997, accrued expenses consisted of the following (in thousands):

                                                           1998      1997
                                                          -------   -------
      Bucindolol contract payment due to Astra Merck      $    --   $10,000
      Bucindolol liabilities assumed by Astra Merck           941       813
      Other accrued bucindolol development costs            1,491        --
      Payroll related liabilities ............                674     2,052
      Franchise taxes ........................                 41        57
      Other ..................................                 44       167
                                                          -------   -------
                                                          $ 3,191   $13,089
                                                          =======   =======

F.    COMMITMENTS

      The Company leases office and laboratory space under non-cancelable operating leases. Rent expense under non-cancelable operating leases was approximately $1,154,000, $909,000 and $479,000 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The Company also leases certain equipment under capital leases.

      At September 30, 1998, the Company's future minimum payments under lease arrangements consisted of the following (in thousands):

                                                              Operating    Capital
       Fiscal Year Ending September 30,                         Leases     Leases
                                                              ---------   --------
            1999 ..................................             $ 1,173   $   651
            2000 ..................................               1,119       551
            2001 ..................................               1,043       266
            2002 ..................................                 939        27
            2003 ..................................                 957        20
            After 2003 ............................               4,479        --
                                                              ---------   --------
            Total minimum lease payments ..........             $ 9,710     1,515
                                                              =========
            Less:  amount representing future interest payments              (134)
                                                                          --------
            Present value of future minimum lease payments                $ 1,381
                                                                          =======

G.    NOTES PAYABLE

      Notes payable at September 30, 1998 and 1997 consisted of the following (in thousands):

                                                            1998       1997
                                                          ---------   --------
         Note payable to North Carolina Biotechnology
            Center, including accrued interest at
            8.75% , principal and interest due in
            December 2000                                   $ 23        $ 21

         Note payable to minority stockholder of
            Renaissance, including accrued interest at
            5.79%, payable in semi-annual installments
            of $25,000 to March 2000                          76         119

         Note payable to a financial institution,
            principal and interest at 13.4%, payable
            in monthly installments of $14,000 with a
            balloon payment of $69,000 due in June
            2001                                             461          --

         Note payable to landlord, principal and
            interest at 11.5%, payable in monthly
            installments of $7,000 to June 2007              411         488
                                                          ------      ------
         Notes payable, including current maturities         971         628
         Less - current maturities                           194          73
                                                          ------      ------
         Long-term notes payable                          $  777      $  555
                                                          ======      ======

      At September 30, 1998, future maturities of notes payable were as follows (in thousands):

      Fiscal Year Ending September 30,
           1999 ..............................   $  297
           2000 ..............................      277
           2001 ..............................      289
           2002 ..............................       84
           2003 ..............................       84
           After 2003 ........................      310
                                                 ------
                                                  1,341
           Less:  amount representing interest      370
                                                 ------
                                                 $  971
                                                 ======

H.  NOTES PAYABLE TO INTERNEURON

      Convertible Debenture: In March 1995, Transcell entered into a Convertible Debenture (the "Debenture") with Interneuron. The Debenture accrued interest on the outstanding principal balance at an annual rate equal to 1% over the prime lending rate. At September 30, 1997, advances under the Debenture, including accrued interest thereon, were $515,000. As of the date of the Transcell Merger, the amount due by Transcell to Interneuron was $538,000, which was contributed to Transcell's capital by Interneuron immediately prior to the Transcell Merger.

      Promissory Note Payable: In March 1996, Transcell entered into a Promissory Note (the "Promissory Note") with Interneuron covering operating advances made to the Company through March 1996 pursuant to a support letter and subsequent advances by Interneuron. The Promissory Note accrued interest at a rate equal to 1% over the prime lending rate. Pursuant to the terms of the support letter, Transcell issued warrants to purchase Transcell stock, which warrants expired upon the closing of the Transcell Merger. At September 30, 1997, advances under the Promissory Note, including accrued interest thereon, totaled $11,911,000. As of the date of the Transcell Merger, the amount due by Transcell to Interneuron was $15,391,000, which was contributed to Transcell's capital by Interneuron immediately prior to the Transcell Merger.

I. STOCKHOLDERS' EQUITY

      Common Stock: The Certificate of Incorporation of Intercardia authorizes the issuance of up to 40,000,000 shares of Common Stock, at a par value of $.001 per share.

      In February 1996, Intercardia completed an initial public offering ("IPO") of 2,530,000 shares of Intercardia Common Stock at $15.00 per share, resulting in net proceeds to Intercardia of $34,990,000. Interneuron purchased 333,333 of the IPO shares at the IPO price for a total of $5,000,000.

      In May 1998, Intercardia issued 494,823 shares of Common Stock in conjunction with the Transcell Merger (See Note K). Additional installments consisting of $3,000,000 of Intercardia Common Stock, as valued at each issuance date, will be issued in August 1999 and February 2000. The impact of the issuance of additional shares has not been reflected in the Company's Common Stock outstanding or its earnings per share calculations, but was included in the determination of the value of the purchase price consideration of Transcell.

      Preferred Stock: The Certificate of Incorporation of Intercardia authorizes the issuance of up to 3,000,000 shares of Preferred Stock, at a par value of $.01 per share. The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company. No shares of Preferred Stock were outstanding at September 30, 1998 and 1997.

      In December 1994, Interneuron converted $1,367,000 of advances to Intercardia into 182,296 of shares of Series A Preferred Stock. During the fiscal year ended September 30, 1995, Intercardia raised $2,984,000, net of issuance costs of $843,000, in a private placement of 510,325 shares of its Series A Preferred Stock at $7.50 per share ("Private Placement"). All shares of Series A Preferred Stock were converted into Common Stock on a one-for-one basis upon completion of Intercardia's IPO in February 1996.

      Warrants: In connection with the Private Placement, the Company issued warrants to purchase 51,033 shares of Series A Preferred Stock at an exercise price of $8.25 per share. Upon completion of Intercardia's IPO, these warrants were converted into warrants to purchase Intercardia Common Stock with the same exercise price. During the year ended September 30, 1997, a warrant to purchase 2,000 shares was exercised on a cashless basis, resulting in 1,156 shares of Common Stock being issued by Intercardia. In addition, Intercardia issued replacement stock warrants to purchase 17,783 shares of Intercardia Common Stock at an exercise price of $13.49 in connection with the Transcell Merger. As of September 30, 1998, warrants to purchase 66,816 shares were outstanding, 49,033 of which are exercisable until February 2001, and 17,783 of which are exercisable until May 2003.

      Stock Option Plan: Under Intercardia's 1994 Stock Option Plan (the "Option Plan"), incentive stock options ("ISOs") or non-qualified stock options to purchase 2,500,000 shares of Intercardia's Common Stock may be granted to employees, directors and consultants of the Company. The exercise price of the ISOs granted under the Option Plan must not be less than the fair market value of the Common Stock as determined on the date of the grant. The options may have a term up to 10 years. All options which have been granted under the Option Plan vest at various rates over periods from two to seven years following the date of the grant. Prior year stock option information for all periods presented has been restated for the replacement stock options issued in conjunction with the Transcell Merger.

      Stock option activity under the Option Plan was as follows:

                                                         Weighted Average
                                                 Shares   Exercise Price
                                               ---------  --------------
      Outstanding at September 30, 1995 ......   694,598    $    1.27
            Granted ..........................   497,017    $   19.23
            Exercised ........................    (4,000)   $    0.59
            Canceled .........................   (11,066)   $   55.15
                                               ---------
      Outstanding at September 30, 1996 ...... 1,176,549    $    8.36
            Granted ..........................   276,713    $   16.38
            Exercised ........................    (8,745)   $    0.77
            Canceled .........................   (27,807)   $   12.15
                                               ---------
      Outstanding at September 30, 1997....... 1,416,710    $    9.89
            Granted .......................... 1,901,886    $    9.61
            Exercised ........................   (15,629)   $    3.77
            Canceled .........................(1,032,835)   $   19.18
                                               ---------
      Outstanding at September 30, 1998....... 2,270,132    $    5.47
                                               =========

      In August 1998, the Company's Board of Directors approved a resolution whereby current employees and consultants were granted the right to amend the terms of stock options with an exercise price greater than $11.00 per share. The amended options reduced the exercise price to $8.00 per share, which was the trading value of the Company's stock on the date of the repricing, and extended the vesting period of the stock options. The weighted average exercise price of $5.47 of stock options outstanding at September 30, 1998 reflects the effects of this repricing.

      The details of stock options outstanding at September 30, 1998 were as follows:

                                Options Outstanding                 Options Exercisable
                       ---------------------------------------    ------------------------
                        Number       Weighted      Weighted          Number      Weighted
     Range of        Outstanding at   Average       Average      Exercisable at   Average
      Exercise       September 30,   Exercise      Remaining      September 30,  Exercise
       Price             1998          Price    Contractual Life     1998          Price
-------------------- -------------  ----------- ---------------- --------------  --------
  $0.36 -  $1.00         662,357       $  0.54     6.5 years        560,607        $ 0.54
  $3.19 -  $7.00         383,439       $  4.89     9.6 years         65,060        $ 3.84
      $8.00            1,129,944       $  8.00     8.8 years          3,332        $ 8.00
  $9.00 - $15.88          82,043       $ 10.71     7.5 years         55,471       $ 10.73
 $18.87 - $30.64          12,349       $ 20.60     8.0 years         10,932       $ 20.83
                       ----------                                 ----------
                       2,270,132        $ 5.47     8.2 years        695,402        $ 2.02
                       ==========                                 ==========

      Under the principles of APB Opinion 25, the Company does not recognize compensation expense associated with the grant of stock options to employees, except if an option is granted with an exercise price at less than fair market value. SFAS 123 requires the use of option valuation models to recognize as expense stock option grants to consultants and to provide supplemental information regarding options granted to employees after September 30, 1995.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's stock options have characteristics significantly different from those of traded options such as vesting restrictions and limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for the fiscal years ended September 30, 1998, 1997 and 1996 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to October 1, 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows for the fiscal years ended September 30, 1998, 1997 and 1996:

                                                              1998      1997     1996
                                                              ----      ----     ----
Net loss (in thousands)
                                         As reported......   $19,146   $17,803  $3,560
                                         Pro forma........   $22,353   $20,314  $4,102
Basic and diluted net loss per share
                                         As reported......     $2.69     $2.55   $0.57
                                         Pro forma........     $3.14     $2.91   $0.65

      Pro forma information regarding net loss was determined as if the Company had accounted for its employee stock options and shares sold under its employee stock purchase plan under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                    1998           1997
                                                    ----           ----
Dividend yield .............................          0%             0%
Expected volatility ........................        69.9%          67.0%
Risk-free interest rate ....................     5.3% - 5.6%    6.1% - 6.9%
Expected option life after shares are vested       2 years       2 years

      For the fiscal years ended September 30, 1998 and 1997, all options issued were either issued by Intercardia at fair market value or were replacement stock options issued pursuant to the Transcell Merger and resulted in weighted average fair value of stock options granted of $9.57 and $11.46, respectively. During fiscal 1996, Intercardia granted a stock option with an exercise price below fair market value on the date of the grant, and during fiscal 1998, Transcell granted to certain key consultants, stock options with an exercise price below fair market value on the date of the grant. The weighted average fair value and exercise price of stock options granted during the fiscal year ended September 30, 1996 were as follows:

                                                                     Weighted Average
                                                                --------------------------
                                                                                Exercise
                                                                 Fair Value       Price
                                                                ------------  ------------
      Options whose exercise price at the date of grant was:
         Equal to estimated market value of stock                $     13.54   $     21.81
         Below estimated market value of stock                   $     10.50   $      9.00

      Subsidiary Stock Option Plans: Intercardia's subsidiaries, Aeolus, CPEC and Renaissance, also have stock option plans. The number of options authorized for the Aeolus stock option plan is 50,000 shares. During the year ended September 30, 1997, an option to purchase 30,000 shares of common stock was granted. This option was outstanding at September 30, 1998. The number of options authorized for the CPEC stock option plan is 11,000 shares. An option for 572 shares was granted during the fiscal year ended September 30, 1995. This option was purchased and exercised by Intercardia in September 1996. No options were outstanding under the CPEC stock option plan at September 30, 1998. The number of options authorized for the Renaissance stock option plan is 68,055 shares, with no options granted or outstanding at September 30, 1998.

      Employee Stock Purchase Plan: In October 1995, Intercardia adopted an Employee Stock Purchase Plan (the "ESPP") covering an aggregate of 100,000 shares of Common Stock. The first offering period began February 1, 1996 and ended on September 30, 1996. Subsequent offerings are for one-year periods beginning on October 1 of each year (an "Offering") and are divided into two six-month Purchase Periods (the "Purchase Periods"). Employees may contribute up to ten percent (10%) of gross wages, with certain limitations, via payroll deduction, to the ESPP. Stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the closing price of Intercardia's Common Stock on the first day of an Offering or the last day of the related Purchase Period. Employees of the Company and Interneuron are eligible to participate in the ESPP. As of September 30, 1998, 42,447 shares of Common Stock had been purchased pursuant to the ESPP.

      Minority Interest: The minority interest in the Consolidated Statement of Operations for the fiscal year ended September 30, 1996, related to the 20% minority interest in net income earned by CPEC for the fiscal year ended September 30, 1996, offset by 20% of the previous cumulative deficit incurred by CPEC since its acquisition by Intercardia. During the fiscal year ended September 30, 1997, the minority interest balance was reduced to reflect the minority interest owner's share of CPEC's net loss up to the cumulative amount of minority interest in earnings previously recognized.

J.    INCOME TAXES

      As of September 30, 1998 and 1997, the Company had federal net operating loss carryforwards of $44,602,000 and $23,538,000, respectively, and state operating loss carryforwards of $12,660,000 and $28,227,000, respectively. The use of these federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. The federal net operating losses will begin to expire in 2005. The state net operating losses will begin to expire in 2001. The September 30, 1997 state net operating loss carryforwards include $23,000,000 for New Jersey which were subsequently determined to be unlikely to be realized. Therefore, these losses were eliminated from the state net operating loss carryforwards available as of September 30, 1998.

      Significant components of the Company's deferred tax assets at September 30, 1998 and 1997 consisted of the following (in thousands):

                                                        1998        1997
                                                      --------   ---------
      Net operating loss carryforwards                $ 15,812    $  9,806
      Accrued contract liability                            --       3,400
      AMT credit carryforwards                              37          37
      Research and development credit carryforwards        768         290
      Accrued payroll related liabilities                1,387         569
      Charitable contribution carryforwards                217          95
      Other                                                660         290
                                                      --------   ---------
            Total deferred tax assets                   18,881      14,487
      Valuation allowance for deferred assets          (18,881)    (14,487)
                                                      --------   ---------

            Net deferred tax asset                    $     --    $     --
                                                      ========   =========

      Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of net operating loss carryforwards.

      Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

                                             1998            1997               1996
                                         -------------   --------------    ---------------
Effective tax rate                                 0%               0%                 2%
                                                   ==               ==                 ==

United States Federal statutory rate         $ (6,510)        $ (6,246)          $ (1,005)
State taxes (net of federal benefit)              853             (505)              (349)
Change in valuation reserves                    4,394            7,011              1,333
Pipeline research and development               1,464               --                 --
Other                                            (201)            (260)                58
                                         -------------   --------------    ---------------
   Provision for income taxes                   $  --            $  --               $ 37
                                         =============   ==============    ===============

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

K.    ACQUISITIONS

Transcell Technologies, Inc.

      In May 1998, Intercardia acquired all of the outstanding stock of Transcell in a merger of Transcell with and into Intercardia and also acquired certain related technology rights held by Interneuron in exchange for Intercardia Common Stock with an aggregate market value of $14,200,000. In addition, Intercardia issued replacement stock options and warrants to purchase 241,705 shares and 17,783 shares, respectively, of Intercardia Common Stock to Transcell employees, consultants and warrant holders, with a total estimated value of $1,507,000. Under the terms of the Agreement and Plan of Merger between Intercardia, Transcell and Interneuron dated March 2, 1998, Transcell stockholders will receive Intercardia Common Stock in three installments. The first installment of 320,151 shares was issued upon closing the transaction on May 8, 1998 (the "Closing"). The second and third installments will each consist of $3,000,000 of Intercardia Common Stock, as valued at each issuance date, and will be issued in August 1999 and February 2000. The impact of the issuance of additional shares has not been reflected in the Company's Common Stock outstanding or its earnings per share calculations, but was included in the determination of the value of the stock issued to Interneuron for Transcell. In exchange for certain license and technology rights held by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Intercardia issued to Interneuron 174,672 shares of Intercardia Common Stock at Closing with a value of $3,000,000 and will pay Interneuron a royalty on net sales of certain products that may result from a Research Collaboration and Licensing Agreement (the "Merck Collaboration") originally entered into among Transcell, Interneuron and Merck & Co., Inc. ("Merck"). Prior to the Transcell Merger, Transcell was a majority-owned subsidiary of Interneuron. The acquisition of Interneuron's 77.9% ownership interest in Transcell has been treated in a manner similar to a "pooling-of-interests", because it represented a transfer of stock between entities under common control, and the acquisition of the non-Interneuron ownership interest has been accounted for by using the "purchase" method of accounting. Upon Closing, the Company incurred a charge to operations of $5,343,000 for the purchase of the non-

Interneuron interest in Transcell, because feasibility of the in-process research and development was not yet established and the technology had no alternative future use at the date of the acquisition. All of Transcell's past results of operations have been combined with the results of operations of the Company, because the minority interest owners had no responsibility to fund their share of the losses of Transcell. The Company's financial statements for all periods presented have been restated to reflect the Transcell Merger as it relates to the acquisition by Intercardia of Interneuron's 77.9% interest in Transcell.

Renaissance Cell Technologies, Inc.

      In September 1997, Intercardia acquired all of the newly issued Series A Preferred Stock of Renaissance, which represented 79.6% of the total shares of preferred and common stock of Renaissance. Renaissance is an early stage company conducting research in the area of hepatic stem cells. The acquisition was accounted for using the purchase method of accounting. The purchase price for Renaissance was $411,000, which was expensed as in-process research and development, because feasibility of the in-process research was not yet established and the technology had no alternative future use. Because Intercardia controls the activities of Renaissance through its majority ownership interest, the financial statements of Renaissance are included in the consolidated financial statements of the Company. Renaissance had limited activity prior to its acquisition.

CPEC, Inc.

      In September 1994, Intercardia acquired 80.0% of the outstanding common stock of CPEC. CPEC has an exclusive worldwide license for bucindolol, a non-selective beta-blocker currently under development for treatment of congestive heart failure. The Company will incur additional charges to operations relating to the acquisition of CPEC in the event that certain milestones are achieved in the development and commercialization of bucindolol. The Company will be required to issue to the former CPEC stockholders shares of Interneuron's common stock upon achieving the milestones of filing a New Drug Application (an "NDA") and receiving an approval letter (an "Approval Letter") from the U.S. Food and Drug Administration (the "FDA") to market bucindolol. Each additional payment would have a minimum and maximum charge to the Company of $750,000 and $1,875,000, respectively. The value of these additional shares was not included in the purchase price because their issuance is contingent upon achieving these milestones. In exchange for Interneuron providing such shares, Intercardia will pay Interneuron the value of such shares, either in cash or Intercardia Common Stock, at Intercardia's option. In the event the Company files an NDA for bucindolol, the Company would recognize the expense immediately, and in the event an Approval Letter for bucindolol is received, the Company would capitalize the amount and amortize it over the expected life of the product. In September 1996, Intercardia acquired an additional 0.1% of the outstanding common stock of CPEC for $350,000 and expensed the cost as in-process research and development.

L.    AGREEMENTS

Bucindolol License

      CPEC has an exclusive license from Bristol-Myers Squibb Company to make, have made, use and sell bucindolol for pharmaceutical therapy for congestive heart failure (as amended, the "BMS License"). The BMS License is exclusive for all countries in the world. The BMS License requires the Company to conduct all appropriate and necessary clinical trials and to take all actions that are reasonably necessary for the preparation and filing of an NDA and a comparable application in at least one Western European country for bucindolol for pharmaceutical therapy for congestive heart failure and left ventricular dysfunction. The Company is obligated to pay royalties on net product sales during the term of the BMS License, and must pay all or a portion of patent prosecution, maintenance and defense costs. Unless terminated, the BMS License continues, with respect to each country, until the patent on bucindolol issued in that country expires or has been found invalid, or, if later, 15 years after first commercial sale of bucindolol (subject to two five-year renewals at the Company's option).

Astra Merck Collaboration

      In December 1995, the Company executed a Development and Marketing Collaboration and License Agreement (the "Astra Merck Collaboration") with Astra Merck to provide for the development, commercialization and marketing in the United States of a twice-daily formulation of bucindolol for the treatment of congestive heart failure. Astra Merck made an initial $5,000,000 payment to the Company, assumed responsibility for certain liabilities owed by the Company and agreed to fund certain expenses and expenditures incurred in connection with the development and commercialization of the twice-daily formulation of bucindolol in the United States. During the fiscal years ended September 30, 1998, 1997 and 1996, the Company recognized contract revenue of $834,000, $553,000 and $5,000,000, respectively, from payments made by Astra Merck to the Company, exclusive of a termination fee of $4,000,000 received in September 1998 discussed below. During the fiscal years ended September 30, 1998, 1997 and 1996, Astra Merck funded $6,065,000, $5,505,000 and $4,301,000, respectively, of the Company's research and development expenses. These additional amounts did not flow through the Company's Statements of Operations, because they were offset against related expenses. As of September 30, 1998, the Company's Balance Sheet included $944,000 of accounts receivables due from Astra Pharmaceuticals and $941,000 of accrued expenses related to expenses required to be funded by Astra Pharmaceuticals. Pursuant to the terms of the Astra Merck Collaboration, the Company paid Astra Merck $10,000,000 in December 1997, which had been accrued as a liability at September 30, 1997.

      In July 1998, Astra Merck's business was restructured to combine it with Astra AB's wholly-owned subsidiary, Astra USA Inc., in a new limited partnership in which Astra AB has management control as the general partner. The new company, Astra Pharmaceuticals, has an expanded product line which includes a beta-blocker (metoprolol succinate), which is indicated for treating hypertension and angina and is also being investigated for treatment of heart failure. Because metoprolol and bucindolol are both beta-blockers being investigated for heart failure, Astra Pharmaceuticals and the Company agreed in September 1998 to terminate the Astra Merck Collaboration. Pursuant to the Termination and Settlement Agreement ("Settlement Agreement") Astra Pharmaceuticals returned to the Company all rights, material and information relating to bucindolol and paid it a termination fee in the amount of $4,000,000. This payment was recognized as contract and license fee revenue when it was received in September 1998, because the Company has no ongoing obligations. The Settlement Agreement also resolved an earlier dispute among the companies concerning responsibility for certain bucindolol related expenses.

Knoll AG Collaboration

      In December 1996, the Company entered into an agreement (the "Knoll Collaboration") with BASF Pharma/Knoll AG ("Knoll") to provide for the development, manufacture and marketing of bucindolol for all countries other than the United States and Japan (the "Knoll Territory"). The Knoll Collaboration includes both the twice-daily bucindolol formulation and the once-daily bucindolol formulation currently under development. The Company recognized contract and license fee revenue from the Knoll Collaboration of $149,000 and $3,480,000 for the fiscal years ended September 30, 1998 and 1997, respectively. Knoll must also pay to CPEC $10,000,000 upon bucindolol regulatory approval in a major European country and $10,000,000 upon first attainment of $200,000,000 of net sales in the Knoll Territory during any consecutive 12-month period. Upon product launch, Knoll will pay royalties to CPEC for the use of the license and trademarks of bucindolol in the Knoll Territory. The royalty will be equal to 40% of net profits, as defined in the Knoll Collaboration. The Company would be responsible for, and pay to Knoll, 40% of any net loss, as defined.

      Knoll and the Company share the development and marketing costs of bucindolol in the Knoll Territory. In general, Knoll will pay approximately 60% of certain development and marketing costs incurred prior to product launch and the Company will pay approximately 40% of such costs, subject to certain maximum dollar limitations. Knoll will also bear approximately 60% of once-daily formulation development costs that relate solely to the Knoll Territory and approximately one-third of once-daily formulation development costs that have a worldwide benefit. The Company is responsible for the remainder of once-daily formulation development costs.

      The Knoll Collaboration continues in effect for 15 years after the first commercial sale with respect to each country in the Knoll Territory, subject to two additional five-year renewals at Knoll's option. Knoll has the right to terminate the Knoll Collaboration at any time prior to the termination of BEST and within 60 days after BEST's primary end-point results are reported in writing to Knoll.

SkyePharma Development Agreement

      In April 1996, the Company entered into an Agreement for a Feasibility Study ("Feasibility Study Agreement") and a License Agreement ("SkyePharma License") with SkyePharma AG ("SkyePharma"), formerly Jago Pharma AG. The study contemplated by the Feasibility Study Agreement is designed to determine the feasibility of developing a once-daily formulation of bucindolol. The Feasibility Study Agreement expires 60 days after receipt by the Company of the Preliminary Pharmacokinetic Study from SkyePharma, or, if earlier, immediately upon a default or breach of confidentiality provisions or upon another breach or default not cured within 30 days of notice thereof, upon bankruptcy of a party or if the Company determines in its sole discretion not to proceed with the next phase of the study. The SkyePharma License has a perpetual term, but contains similar breach and bankruptcy termination provisions as the Feasibility Study Agreement. The Company will make additional payments to SkyePharma if certain development milestones are achieved, and will pay royalties to SkyePharma on net sales of the once-daily formulation, if developed under these agreements, until the expiration of the relevant patent on a country-by-country basis (or 15 years, if no patent is issued in that country). As of September 30, 1998, SkyePharma had not achieved any of the milestones under the agreements.

Opocrin License

      In July 1998, Intercardia licensed a development compound ("OP2000") from Opocrin S.p.A., of Modena, Italy ("Opocrin"). Intercardia intends to investigate the use of OP2000 as a drug for the treatment of inflammatory bowl disease. The license is worldwide except for Japan and South Korea. Intercardia made a $1,000,000 license fee payment to Opocrin, which has been expensed by the Company because the compound is in the early clinical stage of development. Intercardia will be responsible for conducting clinical trials for OP2000 and is required to make additional milestone payments to Opocrin upon initiation of Phase III clinical trials, upon filing for regulatory approval, upon obtaining regulatory approval and upon achieving specified annual sales.

Merck Collaboration

      In July 1997, Transcell and Interneuron entered into the Merck Collaboration to discover and commercialize certain novel antibacterial agents. The agreement provided for Merck to make initial payments totaling $2,500,000 which included a non-refundable commitment fee of $1,500,000 and a non-refundable option payment of $1,000,000 plus research support during the first two years of the agreement. Based upon estimated relative value of such licenses and rights, the commitment fee and option payment was shared two-thirds by the Company and one-third by Interneuron. The Company's share of revenue in conjunction with this agreement was $1,138,000 and $1,317,000 for the years ended September 30, 1998 and 1997, respectively. Additionally, Merck is required to make payments based upon achievement of certain defined clinical development and regulatory milestones and pay royalties based upon net sales of products resulting from the collaboration. Certain of the rights licensed to Merck are based on exclusive licenses or rights held by the Company and Interneuron from Princeton University. Interneuron has transferred its rights and obligations under the Merck Collaboration and its licenses with Princeton University to the Company.

Duke License

      In July 1995, Aeolus obtained an exclusive worldwide license (the "Duke License") from Duke University ("Duke") to develop, make, have made, use and sell products using certain technology in the field of free radical and antioxidant research, developed by certain scientists at Duke. Future discoveries in the field of antioxidant research from these scientists' laboratories at Duke are also covered by the Duke License. The Duke License requires Aeolus to use its best efforts to pursue development of products using the licensed technology and compounds. Such efforts are to include the manufacture or production of products for testing, development and sale. Aeolus is also obligated to use its best efforts to have the licensed technology cleared for marketing in the United States by the FDA and in other countries in which Aeolus intends to sell products using the licensed technology. Aeolus will pay royalties to Duke on net product sales during the term of the Duke License and two milestone payments of $500,000 each upon regulatory approval of the first product using the licensed technology and an annual sales level of $30,000,000. In addition, Aeolus is obligated under the Duke License to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the Duke License continues until the expiration of the last to expire issued patent on the licensed technology. Duke is a minority stockholder of Aeolus.

Sponsored Research Agreements

      Aeolus has a sponsored research agreement with National Jewish Medical and Research Center ("NJC") which grants Aeolus an option to negotiate a royalty-bearing exclusive license for certain technology, patents and inventions resulting from research by certain individuals at NJC within the field of antioxidant, nitrosylating and related areas. Aeolus has agreed to support certain of NJC's costs incurred in performance of the research, of which, $300,000 remains to be paid at September 30, 1998.

      Renaissance has a sponsored research agreement with the University of North Carolina at Chapel Hill ("UNC") which covers research at UNC by certain scientists in the area of hepatic stem cells and which grants Renaissance a first option to obtain an exclusive license to inventions resulting from the agreement with UNC. Renaissance has agreed to reimburse UNC for certain costs incurred in connection with the research, of which $338,000 remains to be paid at September 30, 1998.

      The Company has entered into a number of license and sponsored research agreements with Princeton University which grant the Company rights to certain research conducted at Princeton University in exchange for annual license fees, milestone payments and royalties. The Company's commitment to Princeton University for the fiscal year ending September 30, 1999 under these agreements is $865,000.


M.    RELATED PARTY TRANSACTIONS

      At September 30, 1998, Interneuron owned 61.9% of the outstanding Common Stock of Intercardia. Intercardia has agreed to offer Interneuron the right to purchase shares of Common Stock at fair market value, if necessary to provide that Interneuron's equity ownership in Intercardia does not fall below 51.0%. Intercardia and Interneuron have entered into an intercompany services agreement which provides, among other things, for Intercardia to adopt certain policies and procedures and for Interneuron to include Intercardia and its employees in certain employee benefit programs administered by Interneuron, at cost, and to provide research and development services to the Company upon request, on a cost plus basis. Because the Company has its own research and development staff, the Company has not utilized Interneuron's research and development services during the past three years. Intercardia is required to pay Interneuron a royalty on net sales of certain products that may result from the Merck Collaboration. This royalty will be payable in Intercardia Common Stock unless Intercardia and Interneuron agree that the royalties may be paid in cash. As of September 30, 1998, the Company owed Interneuron $1,865,000 from advances by Interneuron to the Company. The Company and Interneuron entered into a tax allocation agreement to provide, among other things, for the payment of tax liabilities and entitlement to tax refunds and the allocation of responsibility and the providing of cooperation in the filing of tax returns. Also, Interneuron has guaranteed certain of Intercardia's equipment and facility leases.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERCARDIA, INC.

                                  By: /s/     CLAYTON I. DUNCAN
                                      ------------------------------------------
                                           President and Chief Executive Officer

Date: December 15, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Capacity                           Date
         ---------                                 --------                           ----
/s/   CLAYTON I. DUNCAN             Director, President and Chief Executive     December 15, 1998
------------------------------        Officer (Principal Executive Officer)
      Clayton I. Duncan

/s/   RICHARD W. REICHOW            Executive Vice President, Chief             December 15, 1998
------------------------------        Financial Officer and Treasurer
      Richard W. Reichow              (Principal Financial and Accounting
                                      Officer)

/s/   GLENN L. COOPER               Director                                    December 15, 1998
------------------------------
      Glenn L. Cooper, M.D.

/s/   JOSEPH J. RUVANE, JR.         Director                                    December 15, 1998
------------------------------
      Joseph J. Ruvane, Jr.

/s/   EDGAR H. SCHOLLMAIER          Director                                    December 15, 1998
------------------------------
      Edgar H. Schollmaier

/s/   DAVID B. SHARROCK             Director                                    December 15, 1998
------------------------------
      David B. Sharrock