Form 10-Q
period 1998-12-31
INTERCARDIA INC
filed 1999-02-12
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X         Quarterly report pursuant to Section 13 or 15(d) of the Securities
_____       Exchange Act of 1934. For the quarterly period ended December 31,
            1998.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to ____.


                             Commission File Number
                                     0-27410


                                     INTERCARDIA, INC.
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                   56-1924222
            --------                                   ----------
(State  or  other jurisdiction of
  incorporation or organization)        (I.R.S. Employer Identification Number)

P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, NC                                    27709
--------------------------                                    -----
(Address of Principal Executive Office)                     (Zip Code)

Registrant's Telephone Number, Including Area Code      919-558-8688
                                                       ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  [X]     NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                         Outstanding as of February 10, 1999
        ------------                      -----------------------------------
Common Stock, par value $.001                      7,304,453 Shares

                                INTERCARDIA, INC.

                               INDEX TO FORM 10-Q


                                                                            PAGE
PART I.     FINANCIAL INFORMATION

            Item 1.           Financial Statements

            Consolidated Balance Sheets as of December 31, 1998 (unaudited )
            and September 30, 1998............................................ 3

            Consolidated Statements of Operations for the Three Months
            ended December 31, 1998 and 1997 (unaudited)...................... 4

            Consolidated Statements of Cash Flows for the Three Months ended
            December 31, 1998 and 1997 (unaudited)............................ 5

            Notes to Unaudited Consolidated Financial Statements.............. 6


            Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations................... 8


PART II.    OTHER INFORMATION

            Item 6.     Exhibits and Reports on Form 8-K......................15

            SIGNATURE.........................................................16

                                 INTERCARDIA, INC.

                            CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share data)

                                                        December 31,    September 30,
                                                           1998            1998
                                                        ------------    ------------
                                                        (Unaudited)
                                   ASSETS
Current assets:
     Cash and cash equivalents                              $ 8,241        $ 10,647
     Marketable securities                                    7,690           9,314
     Accounts receivable                                        333           1,096
     Prepaids and other current assets                           98             117
                                                        ------------    ------------
                  Total current assets                       16,362          21,174

Marketable securities                                         2,042           3,601
Property and equipment, net                                   3,050           2,976
Other assets                                                     84              85
                                                        -----------     -----------
                                                           $ 21,538        $ 27,836
                                                        ===========     ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $ 1,436           $ 752
     Accrued expenses                                         2,178           3,191
     Current portion of capital lease obligations               383             565
     Current portion of notes payable                           200             194
     Accounts payable to Interneuron                          1,751           1,865
                                                        ------------    ------------
                 Total current liabilities                    5,948           6,567

Long-term portion of capital lease obligations                  919             816
Long-term portion of notes payable                              738             777

Stockholders' equity:
     Common stock, $.001 par value per share, 40,000,000
         shares authorized, 7,304,453 and 7,289,153
         shares issued and outstanding at December 31,
         1998 and September 30, 1998, respectively                7               7
     Additional paid-in capital                              78,569          78,399
     Deferred compensation                                     (878)         (1,086)
     Accumulated deficit                                    (63,765)        (57,644)
                                                        ------------    ------------
                 Total stockholders' equity                  13,933          19,676
                                                        ------------    ------------
                                                           $ 21,538        $ 27,836
                                                        ============    ============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Months Ended
                                                    December 31,
                                              ------------------------
                                                 1998          1997
                                              ----------   -----------
Revenue:
    Contract and license fee revenue              $ 191         $ 534
                                              ----------   -----------
Costs and expenses:
    Research and development                      5,818         2,656
    General and administrative                      647         1,005
                                              ----------   -----------
         Total costs and expenses                 6,465         3,661
                                              ----------   -----------
Loss from operations                             (6,274)       (3,127)
Investment income, net                              153           141
                                              ----------   -----------
Net loss                                       $ (6,121)     $ (2,986)
                                              ==========   ===========
Net loss per common share:
   Basic                                        $ (0.67)      $ (0.43)
                                              ==========   ===========
   Diluted                                      $ (0.67)      $ (0.43)
                                              ==========   ===========
Weighted average common shares
    outstanding                                   7,297         6,998
                                              ==========   ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                 Three Months Ended
                                                    December 31,
                                                 --------------------
                                                  1998        1997
                                                 --------   ---------
Cash flows from operating activities:
    Net loss                                    $ (6,121)   $ (2,986)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                  191         264
      Noncash compensation                           329          88
      Interest expense on notes payable to
        Interneuron                                    -         311
      Change in assets and liabilities:
        Accounts receivable                          763          45
        Prepaids and other assets                     20          (4)
        Accounts payable and accrued expenses       (329)     (8,367)
        Deferred revenue                               -        (167)
                                                 --------   ---------
Net cash used in operating activities             (5,147)    (10,816)
                                                 --------   ---------
Cash flows from investing activities:
    Proceeds from sales and maturities of
      marketable securities                        4,227       7,915
    Purchases of marketable securities            (1,044)    (10,211)
    Purchases of property and equipment             (265)       (448)
                                                 --------   ---------
Net cash provided by (used in) investing
    activities                                     2,918      (2,744)
                                                 --------   ---------
Cash flows from financing activities:
    Net proceeds from exercise of stock options       49          53
    Proceeds from notes payable                        -           2
    Principal payments on notes payable              (33)         (7)
    Principal payments on capital lease obligations  (79)       (196)
    Advances from (payments to) Interneuron, net    (114)      1,559
                                                 --------   ---------
Net cash provided by (used in) financing
    activities                                      (177)      1,411
                                                 --------   ---------
Net decrease in cash and cash equivalents         (2,406)    (12,149)
Cash and cash equivalents at beginning of period  10,647      18,186
                                                 -------    --------
Cash and cash equivalents at end of period       $ 8,241     $ 6,037
                                                 ========   =========

The accompanying notes are integral part of these unaudited consolidated financial statements.

                                INTERCARDIA, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.    Basis of Presentation

      The "Company" refers collectively to Intercardia, Inc. ("Intercardia") and its majority-owned subsidiaries, CPEC, Inc., a Nevada corporation ("CPEC"), Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance"). As of December 31, 1998, Intercardia owned 80.1% of the outstanding stock of CPEC, 65.8% of the outstanding stock of Aeolus and 79.6% of the outstanding stock of Renaissance. Intercardia is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). As of December 31, 1998, Interneuron owned 61.8% of the outstanding capital stock of Intercardia and the 19.9% of the outstanding stock of CPEC not owned by Intercardia.

      All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 1998 was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and in the Company's other SEC filings. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year. The Company's financial statements for the three-month period ended December 31, 1997 have been restated to reflect the merger (the "Transcell Merger") of Transcell Technologies, Inc. ("Transcell") and the Company in May 1998. The former Transcell operation, which is now a division of Intercardia, is referred to as Intercardia Research Laboratories ("IRL").

      The Company focuses on development of therapeutics for the treatment of cardiovascular, infectious and other diseases. The Company's most advanced product is BEXTRA(R), a compound currently in Phase III clinical trials for the treatment of congestive heart failure ("CHF"). The Company's other programs are in the early stages of development.

B.    Recent Accounting Pronouncements

      The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective October 1, 1998. The Company had no items of comprehensive income for the three months ended December 31, 1998 and 1997.

      The Company will adopt SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," for the fiscal year ending September 30, 1999. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management believes its current disclosures will not be materially affected by the adoption of SFAS No. 131.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

      This Report contains, in addition to historical information, statements by the Company with respect to expectations about its business and future financial results, which are "forward-looking" statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by the Company or its representatives, which are identified or qualified by words such as "likely," "will," "suggests," "expects," "may," "believe," "could," "should," "would," "anticipates" or "plans," or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in the Company's Annual Report on Form 10-K and in the Company's other SEC filings, and including, in particular, risks relating to funding requirements, dependence on collaborative partners, dependence on one product, competition, the early stage of products under development, the results of clinical trials and regulatory filings. All forward-looking statements are based on information available as of the date hereof, and the Company does not assume any obligation to update such forward-looking statements.

      The Company focuses on development of therapeutics for the treatment of cardiovascular, infectious and other diseases. The Company's most advanced product is BEXTRA(R), a compound currently in Phase III clinical trials for the treatment of congestive heart failure. The Company's other programs are in earlier stages of development.

        As a result of the Transcell Merger in May 1998, the Company's financial statements for the three months ended December 31, 1997 have been restated to include the results of operations of Transcell.

Results of Operations

      The Company incurred net losses of $6,121,000 and $2,986,000 for the three months ended December 31, 1998 and 1997, respectively.

      Contract and license fee revenue decreased by $343,000 (64%) to $191,000 for the three months ended December 31, 1998 from $534,000 for the three months ended December 31, 1997, due to the termination in September 1998 of a collaboration which the Company had with Astra Merck Inc. ("Astra Merck") for the U.S. development and commercialization of bucindolol (the "Astra Merck Collaboration"). Contract and license fee revenue of $191,000 for the three months ended December 31, 1998 consisted primarily of contract revenue payments from Merck & Co., Inc. ("Merck") pursuant to a collaboration (the "Merck Collaboration") between Intercardia and Merck related to the carbohydrate combinatorial chemistry technology of IRL. Contract and license fee revenue of $534,000 for the three months ended December 31, 1997 consisted primarily of contract revenue payments received from both the Merck Collaboration and the Astra Merck Collaboration.

      Research and development ("R&D") expenses increased by $3,162,000 (119%) to $5,818,000 from $2,656,000 primarily due to increases in bucindolol expenses borne by the Company, and increased expenses incurred at IRL

      Bucindolol and general R&D expenses increased by $1,928,000 (290%) to $2,593,000 for the three months ended December 31, 1998 from $665,000 for the three months ended December 31, 1997. This increase was primarily due to increases in the Company's share of bucindolol clinical trial costs associated with the Bucindolol Evaluation after Acute myocardial infraction Trial ("BEAT") in Europe and the Beta-blocker Evaluation of Survival Trial ("BEST") in the United States. In June 1998, BASF Pharma/Knoll AG ("Knoll"), the Company's international partner for BEXTRA, initiated BEAT in Denmark and the United Kingdom. BEST commenced in June 1995, however, the Company's share of costs for BEST for the three months ended December 31, 1998 increased significantly over prior quarters, due to the termination of the Astra Merck Collaboration in September 1998. For the three months ended December 31, 1997 Astra Merck had assumed approximately $1,219,000 of BEST and U.S. bucindolol development costs.

      IRL R&D expenses increased by $1,130,000 (84%) to $2,471,000 for the three months ended December 31, 1998 from $1,341,000 for the three months ended December 31, 1997. This increase was primarily due to increases in license fees to Princeton University, payroll costs, patent fees and consultant noncash compensation.

      Aeolus R&D expenses increased by $65,000 (13%) to $576,000 for the three months ended December 31, 1998 from $511,000 for the three months ended December 31, 1997. This increase was primarily due to an increase in sponsored research expenses.

      Renaissance R&D expenses for its liver stem cell program increased by $39,000 (28%) to $178,000 for the three months ended December 31, 1998 from $139,000 for the three months ended December 31, 1997. This increase was primarily due to increases in sponsored research and patent expenses.

      General and administrative expenses decreased by $358,000 (36%) to $647,000 for the three months ended December 31, 1998 from $1,005,000 for the three months ended December 31, 1997, primarily due to the elimination of certain IRL administrative personnel and functions after the Transcell Merger.

Liquidity and Capital Resources

      As of December 31, 1998, the Company had cash, cash equivalents and marketable securities of $17,973,000, which was $5,589,000 less than the balance at September 30, 1998. This decrease was primarily due to the funding of the Company's operations for the three-month period ended December 31, 1998. The Company believes it has sufficient cash for planned expenditures through the fiscal year ending September 30, 1999, without raising additional capital or finding a U.S. development and marketing partner. However, the Company's capital requirements may change due to numerous factors, including the progress of the Company's research and development programs, the terms of collaborative arrangements and other factors, many of which are beyond the Company's control.

      Following termination of the Astra Merck Collaboration in September 1998, the Company has been responsible for all U.S. bucindolol development and marketing costs. This has resulted in increased expenses to the Company, and a lower accounts receivable balance, because Astra Merck had funded a large portion of such costs over the period of the Astra Merck Collaboration from December 1995 through September 1998. The Company estimates that it could incur additional U.S. bucindolol study costs of up to $6,000,000 during fiscal 1999, primarily to support BEST. The Company is evaluating opportunities to share bucindolol development and marketing responsibilities and costs in the United States with other potential partners.

      Pursuant to a collaboration with Knoll (the "Knoll Collaboration") for the development, manufacturing and marketing of bucindolol in countries other than the United States and Japan (the "Knoll Territory"), the Company is responsible for approximately 40% of the development and marketing costs of bucindolol for the Knoll Territory, subject to certain maximum dollar limitations. The remaining portion of the Company's obligation for development and clinical trials costs of the twice-daily formulation of bucindolol for the Knoll Territory is estimated to be $9,000,000, which is expected to be incurred over the two years. The Company's portion of marketing costs prior to product launch is estimated to be $4,000,000. Upon product launch, the Company will receive 40% of the net income and will be responsible for 40% of the net loss in the Knoll Territory, if any, as defined. The Company is also responsible for approximately 40% of the costs incurred to develop a once-daily formulation of bucindolol for the Knoll Territory and approximately 67% of the once-daily development costs that have a worldwide benefit.

      The Company's future prospects substantially depend on favorable results of BEST. The Phase III studies of three other beta-blockers have terminated before their scheduled completion date because of positive results. However, bucindolol differs in some respects from those other compounds and the results of the other studies may not be predictive of the results of BEST. BEST is sponsored by the National Institutes of Health (the "NIH") and the Department of Veterans Affairs (the "VA"), and the schedule, conduct and analysis of the study is not under the control of the Company. Once the study ends, the NIH and VA plan to submit the data for publication in a scientific journal, and the Company is not entitled to receive the data from the trial before a manuscript is accepted for publication. The Company cannot control the timing of the publication's preparation or review, and the timing of its receipt of the BEST database therefore cannot be predicted. If the BEST results are positive, the Company must obtain approval of the U.S. Food and Drug Administration (the "FDA") before bucindolol can be marketed in the United States. The Company currently intends to submit a New Drug Application (an "NDA") for BEXTRA to the FDA within six months after it receives the BEST data, if the study results are favorable. The U.S. submission would be used as the basis for an equivalent submission by Knoll in Europe. There can be no assurance that the Company will meet this planned schedule, that any regulatory authority will review the regulatory submissions for bucindolol in a timely manner, or that BEXTRA will receive marketing approval in any country. Failure of BEST to demonstrate the safety and efficacy of bucindolol, or the failure of the Company to obtain regulatory approvals in major markets, would materially adversely affect the Company. Even assuming successful completion of BEST and regulatory approval of BEXTRA, the Company does not expect that BEXTRA will be commercially available before fiscal 2001.

      The Company faces competition in all the therapeutic areas in which it has development programs. One beta-blocker has been approved by the FDA for use in treating CHF, and positive results for two other beta-blockers have been announced from pivotal CHF patient clinical trials. If the BEST results are positive and the Company is able to obtain regulatory approval of BEXTRA, bucindolol could be the third or fourth beta-blocker to be introduced in the U.S. market for CHF therapies. The Company expects competition to be intense. The other companies who currently market, or who are expected to market, competitive beta-blockers are large, multinational pharmaceutical companies who have greater marketing resources and experience than the Company.

      The Company will incur additional charges to operations relating to its 1994 acquisition of CPEC in the event that certain milestones are achieved in the development and commercialization of bucindolol. The Company will be required to issue to the former CPEC stockholders shares of Interneuron's common stock upon achieving the milestones of filing an NDA and receiving an approval letter (an "Approval Letter") from the FDA to market bucindolol. Each additional payment would have minimum and maximum charges to the Company of $750,000 and $1,875,000, respectively. The value of these additional shares was not included in the purchase price because their issuance is contingent upon achieving these milestones. In exchange for Interneuron providing such shares, Intercardia will pay Interneuron the value of such shares, either in cash or Intercardia Common Stock, at Intercardia's option. In the event the Company files an NDA for bucindolol, the Company expects it would recognize the expense immediately, and in the event an Approval Letter for bucindolol is received, the Company expects it would capitalize the amount and amortize it over the expected life of the product.

      In conjunction with the Transcell Merger, Intercardia must issue additional shares of Intercardia Common Stock to the former Transcell stockholders. Additional installments consisting of $3,000,000 of Intercardia Common Stock, as valued at each issuance date, will be issued in August 1999 and February 2000. The impact of the issuance of these additional shares has not been reflected in Intercardia's Common Stock outstanding or its earnings per share calculations, but was included in the determination of the value of the purchase price consideration of Transcell. Because of its prior majority ownership of Transcell, Interneuron will receive the majority of the shares issued in these future installments.

      Intercardia may be subject to various risks arising from Interneuron's influence over Intercardia, including conflicts of interest relating to new business opportunities that could be pursued by Intercardia or by Interneuron and its other affiliates, and significant corporate transactions for which stockholder approval is required. Because Interneuron owns 61.9% of the outstanding Common Stock of Intercardia, Interneuron has the ability to elect all of the directors of Intercardia and control voting with respect to other matters submitted to a vote of the stockholders, including extraordinary corporate transactions such as a merger or sale of substantially all of the Company's assets. Interneuron's voting control over Intercardia may have the effect of delaying or preventing sales of additional securities or other financing of Intercardia, a sale of the Company, or other change of control supported by the other stockholders of Intercardia. Pursuant to an inter-company services agreement between Intercardia and Interneuron, Interneuron has the right to purchase from Intercardia additional shares of Intercardia's Common Stock at fair market value, if necessary to provide that Interneuron's equity ownership in Intercardia does not fall below 51.0%. In the event that all or part of the shares of Intercardia Common Stock held by Interneuron are sold or otherwise transferred, the market price of the Intercardia Common Stock could be adversely affected. Interneuron is entitled to receive royalties based on sales of certain products being developed by IRL under the Merck Agreement, which are payable in Intercardia Common Stock unless Intercardia and Interneuron agree that the royalty may be paid in cash. Interneuron also owns directly 19.9% of CPEC, Intercardia's 80.1% owned subsidiary. As of December 31, 1998, the Company owed Interneuron $1,751,000 from net advances by Interneuron to the Company.

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

      Although the Company believes it has adequate funds to finance operations through fiscal 1999, the Company will require additional financing to fund operating activities beyond fiscal 1999, to complete its clinical trials, to make payments to fund 40% of development and marketing costs of bucindolol in the Knoll Territory pursuant to the Knoll Collaboration and to fund new business opportunities and growth. The Company intends to raise additional capital through collaborative partnering arrangements, debt financing or equity financing during fiscal 1999. However, there can be no assurance that adequate funds will be available on terms acceptable or favorable to the Company, if at all. It is currently difficult for biotechnology companies to raise funds in the equity markets and, if the results of BEST are delayed or are not positive, raising funds in the equity markets will be even more difficult. Any additional equity financing, if available, would result in dilution to Intercardia's stockholders. The Company does not have any commitments to obtain any additional funds and has not established banking arrangements through which it can obtain additional debt financing. If the Company is unable to enter into additional collaborations or raise additional capital to support its current level of operations after fiscal 1999, the Company would be required to reduce or discontinue one or more of its research and development programs, or obtain funds through strategic alliances on terms that are not favorable to the Company or its existing stockholders.

Year 2000

      The Company recognizes the need to ensure that "Year 2000" hardware and software issues will not adversely impact its operations. In 1998, the Company initiated a program, and subsequently established a Year 2000 committee, to assess the expected impact of the Year 2000 date recognition problem on its existing internal systems, those which it intends to implement and the systems of its key business vendors. The purpose of this program is to attempt to ensure that this problem does not have a material adverse effect on the Company's business operations or its financial condition. The Company has initiated an assessment of its internal information systems which support business applications leading to the process of modifying or replacing those portions of software, hardware and other equipment that are determined to be non-compliant. Key financial, information and operational systems, including equipment with embedded microprocessors, will continue to be inventoried and assessed, and detailed plans have been finalized to ready the Company's internal operating systems. As of December 31, 1998, the Company believes its Year 2000 compliance programs were approximately 25% complete. The Company's goal is to continue upgrading its personal computer hardware and software to become fully Year 2000 compliant by the end of calendar 1999.

      In addition, the Company is beginning to assess its key business vendors' Year 2000 compliance so as to minimize the likelihood that non-compliance of any vendor would significantly impact the Company's operations. Informational requests will be distributed and/or formal discussions with key business vendors will be held, and replies and readiness will be evaluated pending receipt or completion of these inquiries and/or discussions. Key business vendors will be requested to provide assurances regarding their Year 2000 compliance. Risk assessment, readiness evaluation and action and contingency plans related to these vendors are expected to be completed by October 1999. Due to the Company's evolving internal systems and reliance on third parties, the Company anticipates periodic re-evaluation and maintenance regarding its internal systems and business vendors throughout 1999.

      Due to the Company's relatively short operating history and evolving internal systems, the modification or replacement of internal systems has not been, nor is it expected to be, a material expenditure for the Company. Total expenditures to date for Year 2000 compliance have been less than $25,000 and future expenditures are expected to be less than $50,000. Expenditures required to make the Company Year 2000 compliant have been and will continue to be expensed as incurred. The Company does not believe it has a risk of loss of significant revenues due to the Year 2000 because the Company does not expect that any of its potential pharmaceutical products are likely to have attained FDA approval prior to January 2000.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
      10.12    Intercardia, Inc. 1995 Employee Stock Purchase Plan, as amended.
      10.38 Employment Agreement between Michael J. Sofia and Intercardia, Inc., dated December 10, 1998.
      11.1     Statement re computation of net loss per share
      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b) No reports on Form 8-K were filed by the Company during the three months ended December 31, 1998.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERCARDIA, INC.



Date: February 12, 1999         By:   /s/ Richard W. Reichow
                                      ----------------------------------------
                                      Richard W. Reichow, Executive Vice
                                      President, Chief Financial Officer
                                      and Treasurer (Principal Financial
                                      and Accounting Officer)