Form 10-Q/A
period 1998-12-31
INTERCARDIA INC
filed 1999-02-17
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                                 AMENDMENT NO.1



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

                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements


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

                                INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Months Ended
                                                    December 31,
                                              ------------------------
                                                 1998          1997
                                              ----------   -----------

Revenue:
    Contract and license fee revenue              $ 191         $ 534
                                              ----------   -----------
Costs and expenses:
    Research and development                      5,818         2,656
    General and administrative                      647         1,005
                                              ----------   -----------
         Total costs and expenses                 6,465         3,661
                                              ----------   -----------
Loss from operations                             (6,274)       (3,127)
Investment income, net                              153           141
                                              ----------   -----------
Net loss                                       $ (6,121)     $ (2,986)
                                              ==========   ===========
Net loss per common share:
   Basic                                        $ (0.84)      $ (0.43)
                                              ==========   ===========
   Diluted                                      $ (0.84)      $ (0.43)
                                              ==========   ===========
Weighted average common shares
    outstanding                                   7,297         6,998
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

Item 6. Exhibits and Reports on Form 8-K


(a)   Exhibits
      10.12*   Intercardia, Inc. 1995 Employee Stock Purchase Plan, as amended.
      10.38*   Employment Agreement between Michael J. Sofia and Intercardia,
               Inc., dated December 10, 1998.
      11.1     Statement re computation of net loss per share
      27       Financial Data Schedule, which is submitted electronically to the
               Securities and Exchange Commission for information only and not filed.

      *Previously filed.


(b) No reports on Form 8-K were filed by the Company during the three months ended December 31, 1998.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERCARDIA, INC.




Date: February 17, 1999         By:   /s/ Richard W. Reichow
                                      ----------------------------------------
                                      Richard W. Reichow, Executive Vice
                                      President, Chief Financial Officer
                                      and Treasurer (Principal Financial
                                      and Accounting Officer)