Form 10-Q
period 1999-03-31
INTERCARDIA INC
filed 1999-04-30
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1999.

  ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

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

P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, NC                                         27709
-----------------------------                      -----------------------------
(Address of Principal Executive Office)                         (Zip Code)

Registrant's Telephone Number, Including Area Code             919-558-8688
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                             Outstanding as of April 27, 1999
        --------------                          --------------------------------
Common Stock, par value $.001                             7,341,503 Shares

                                INTERCARDIA, INC.

                               INDEX TO FORM 10-Q


                                                                                       PAGE
PART I. FINANCIAL INFORMATION

               Item 1.       Financial Statements

               Consolidated Balance Sheets as of March 31, 1999 (unaudited )
               and September 30, 1998................ . . . . . . . . . . . . . . . . . .3

               Consolidated Statements of Operations for the Three Months and Six
               Months ended March 31, 1999 and 1998 (unaudited) . . . . . . . . . . . . .4

               Consolidated Statements of Cash Flows for the Six Months ended
               March 31, 1999 and 1998 (unaudited) . . . . . . . . . . . . . . . . . . . 5

               Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .6


               Item 2.       Management's Discussion and Analysis of Financial
                             Condition and Results of Operations  . . . . . . . . . . . .8


PART II.       OTHER INFORMATION

               Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 15

               SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


                                         INTERCARDIA, INC.

                                    CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands, except per share data)

                                                                     March 31,        September 30,
                                                                       1999                1998
                                                                   --------------     ---------------
                                                                    (Unaudited)
                                          ASSETS
Current assets:
      Cash and cash equivalents                                        $    6,589          $   10,647
      Marketable securities                                                 6,160               9,314
      Accounts receivable                                                      35               1,096
      Prepaids and other current assets                                       123                 117
                                                                   --------------     ---------------
                   Total current assets                                    12,907              21,174

Marketable securities                                                         --                3,601

Property and equipment, net                                                 2,864               2,976

Other assets                                                                   83                  85
                                                                   ==============     ===============
                                                                       $   15,854          $   27,836
                                                                   ==============     ===============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                 $    1,301           $     752
      Accrued expenses                                                      2,290               3,191
      Current portion of capital lease obligations                            394                 565
      Current portion of notes payable                                        210                 194
      Accounts payable to Interneuron                                       1,964               1,865
                                                                   --------------     ---------------
                           Total current liabilities                        6,159               6,567

Long-term portion of capital lease obligations                                823                 816
Long-term portion of notes payable                                            668                 777


Stockholders' equity:
      Common stock, $.001 par value per share, 40,000,000 shares authorized, 7,341,340 and 7,289,153 shares issued and
          outstanding at March 31, 1999 and September 30, 1998,
          respectively                                                          7                   7
      Additional paid-in capital                                           78,808              78,399
      Deferred compensation                                                  (670)             (1,086)
      Accumulated deficit                                                 (69,941)            (57,644)
                                                                   --------------     ---------------
                  Total stockholders' equity                                8,204              19,676
                                                                   --------------     ---------------
                                                                       $   15,854          $   27,836
                                                                   ==============     ===============


      The accompanying notes are an integral part of these consolidated financial statements.

                                       INTERCARDIA, INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)
                             (In thousands, except per share data)


                                            Three Months Ended            Six Months Ended
                                                 March 31,                    March 31,
                                         --------------------------   --------------------------
                                            1999          1998           1999          1998
                                         ------------  ------------   -----------   ------------

Revenue:
    Contract and license fee revenue           $ 209         $ 551         $ 400        $ 1,085
                                         ------------  ------------   -----------   ------------

Costs and expenses:
    Research and development                   5,602         3,480        11,420          6,136
    General and administrative                   842         1,151         1,489          2,156
                                         ------------  ------------   -----------   ------------
         Total costs and expenses              6,444         4,631        12,909          8,292
                                         ------------  ------------   -----------   ------------

Loss from operations                          (6,235)       (4,080)      (12,509)        (7,207)
Investment income (expense), net                  59           (86)          212             55
                                         ------------  ------------   -----------   ------------

Net loss                                     $(6,176)      $(4,166)     $(12,297)       $(7,152)
                                         ============  ============   ===========   ============

Net loss per common share:
   Basic                                     $ (0.85)      $ (0.59)      $ (1.68)       $ (1.02)
                                         ============  ============   ===========   ============
   Diluted                                   $ (0.85)      $ (0.59)      $ (1.68)       $ (1.02)
                                         ============  ============   ===========   ============

Weighted average common shares
    outstanding                                7,306         7,004         7,301          7,001
                                         ============  ============   ===========   ============



    The accompanying notes are an integral part of these consolidated financial statements.

                               INTERCARDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Six Months Ended
                                                                               March 31,
                                                                       --------------------------
                                                                          1999          1998
                                                                       -----------   ------------
Cash flows from operating activities:
    Net loss                                                             $(12,297)       $(7,152)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                          390            549
       Noncash compensation                                                   659            400
       Interest expense on notes payable to Interneuron                       ---            672
       Change in assets and liabilities:
         Accounts receivable                                                1,061           (359)
         Prepaids and other assets                                             (5)          (161)
         Accounts payable and accrued expenses                               (351)        (8,007)
         Deferred revenue                                                     ---           (334)
                                                                       -----------   ------------
Net cash used in operating activities                                     (10,543)       (14,392)
                                                                       -----------   ------------

Cash flows from investing activities:
    Proceeds from sales and maturities of marketable securities             7,799         15,062
    Purchases of marketable securities                                     (1,044)       (12,782)
    Purchases of property and equipment                                      (278)        (1,081)
                                                                       -----------   ------------
Net cash provided by investing activities                                   6,477          1,199
                                                                       -----------   ------------

Cash flows from financing activities:
    Net proceeds from issuance of stock                                       166            174
    Advances from Interneuron, net                                             98          3,671
    Principal payments on notes payable                                       (93)           (33)
    Principal payments on capital lease obligations                          (163)          (316)
                                                                       -----------   ------------
Net cash provided by financing activities                                       8          3,496
                                                                       -----------   ------------

Net decrease in cash and cash equivalents                                  (4,058)        (9,697)
Cash and cash equivalents at beginning of period                           10,647         18,186
                                                                       ===========   ============
Cash and cash equivalents at end of period                                $ 6,589        $ 8,489
                                                                       ===========   ============



      The accompanying notes are integral part of these consolidated financial statements.

                                INTERCARDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.      Basis of Presentation
        ---------------------

        The "Company" refers collectively to Intercardia, Inc. ("Intercardia") and its majority-owned subsidiaries, CPEC, Inc., a Nevada corporation ("CPEC"), Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance"). As of March 31, 1999, Intercardia owned 80.1% of the outstanding stock of CPEC, 65.8% of the outstanding stock of Aeolus and 79.6% of the outstanding stock of Renaissance. Intercardia is a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). As of March 31, 1999, Interneuron owned 61.4% of the outstanding capital stock of Intercardia and the 19.9% of the outstanding stock of CPEC not owned by Intercardia.

        All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 1998 was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and in the Company's other SEC filings. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year. The Company's financial statements for the three months and six months ended March 31, 1998 have been restated to reflect the merger (the "Transcell Merger") of Transcell Technologies, Inc. ("Transcell") and the Company in May 1998. The former Transcell operation, which is now a division of Intercardia, is referred to as Intercardia Research Laboratories ("IRL").

        The Company focuses on development of therapeutics for the treatment of cardiovascular, infectious and other diseases. The Company's most advanced product is BEXTRA(R), a compound currently in Phase III clinical trials for the treatment of congestive heart failure ("CHF"). The Company's other programs are in earlier stages of development.

B.      Recent Accounting Pronouncements
        --------------------------------

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective October 1, 1998. The Company had no items of comprehensive income for the three months and six months ended March 31, 1999 and 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
       ------------------------------------------------------------------------
       of Operations.
       ---------------

Introduction
------------

         This Report contains, in addition to historical information, statements by the Company with respect to expectations about its business and future financial results, which are "forward-looking" statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by the Company or its representatives, which are identified or qualified by words such as "likely," "will," "suggests," "expects," "may," "believe," "could," "should," "would," "anticipates" or "plans," or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in the Company's Annual Report on Form 10-K and in the Company's other SEC filings, and including, risks relating to the need for additional funds, dependence on collaborative partners, dependence on one product, competition, the early stage of products under development, uncertainties related to clinical trials and regulatory reviews. All forward-looking statements are based on information available as of the date hereof, and the Company does not assume any obligation to update such forward-looking statements.

        The Company focuses on development of therapeutics for the treatment of cardiovascular, infectious and other diseases. The Company's most advanced product is BEXTRA, a compound currently in Phase III clinical trials for the treatment of congestive heart failure. The Company's other programs are in earlier stages of development.

          As a result of the Transcell Merger in May 1998, the Company's financial statements for the three months and six months ended March 31, 1998 have been restated to include the results of operations of Transcell.

Results of Operations
---------------------

        The Company incurred net losses of $6,176,000 and $12,297,000 for the three and six months ended March 31, 1999, respectively, versus net losses of $4,166,000 and $7,152,000 for the three and six months ended March 31, 1998, respectively.

        Contract and license fee revenue decreased by $342,000 (62%) to $209,000 for the three months ended March 31, 1999 from $551,000 for the three months ended March 31, 1998. Contract and license fee revenue decreased by $685,000 (63%) to $400,000 for the six months ended March 31, 1999 from $1,085,000 for the six months ended March 31, 1998. These decreases were due primarily to the termination in September 1998 of a collaboration between the Company and Astra Merck Inc. ("Astra Merck") for the U.S. development and commercialization of bucindolol (the "Astra Merck Collaboration"). Contract and license fee revenue of $209,000 and $400,000 for the three months and six months ended March 31, 1999, respectively, consisted primarily of contract revenue payments from Merck & Co., Inc. ("Merck") pursuant to a collaboration between Intercardia and Merck related to the carbohydrate combinatorial chemistry technology of IRL (the "Merck Collaboration"). Contract and license fee revenue of $551,000 and $1,085,000 for the three months and six months ended March 31, 1998, respectively, consisted primarily of contract revenue payments received from both the Merck Collaboration and the Astra Merck Collaboration.

        Research and development ("R&D") expenses increased by $2,122,000 (61%) to $5,602,000 for the three months ended March 31, 1999 from $3,480,000 for the three months ended March 31, 1998. R&D expenses increased by $5,284,000 (86%) to $11,420,000 for the six months ended March 31, 1999 from $6,136,000 for the six months ended March 31, 1998.

        Bucindolol and general R&D expenses increased by $1,671,000 (172%) to $2,641,000 for the three months ended March 31, 1999 from $970,000 for the three months ended March 31, 1998. Bucindolol and general R&D expenses increased by $3,598,000 (220%) to $5,232,000 for the six months ended March 31, 1999 from
$1,634,000 for the six months ended March 31, 1998. These increases were primarily due to increases in the Company's share of bucindolol clinical trial costs associated with the Bucindolol Evaluation after Acute myocardial infarction Trial ("BEAT") in Europe and the Beta-blocker Evaluation of Survival Trial ("BEST") in the United States. In June 1998, BASF Pharma/Knoll AG ("Knoll"), the Company's international partner for BEXTRA, initiated BEAT in Denmark and the United Kingdom. Although BEST commenced in June 1995, the Company's share of costs for BEST for the three months and six months ended March 31, 1999 increased significantly over the prior fiscal year due to the termination of the Astra Merck Collaboration in September 1998, as Astra Merck had assumed approximately $2,094,000 and $3,313,000 of BEST and U.S. bucindolol development costs for the three months and six months ended March 31, 1998, respectively.

         IRL R&D expenses increased by $449,000 (27%) to $2,143,000 for the three months ended March 31, 1999 from $1,694,000 for the three months ended March 31, 1998. IRL R&D expenses increased by $1,580,000 (52%) to $4,615,000 for the six months ended March 31, 1999 from $3,035,000 for the six months ended March 31, 1998. In March 1999, the Company reduced its headcount at IRL from 32 employees to 14 employees(11 of whom are scientists). This reduction in force was done as part of a refocus of IRL's research programs to concentrate on projects with lead compounds. For the three months and six months ended March 31, 1999, the Company incurred a charge of $180,000 for related severance costs. Other increases in R&D expenses were due to increases in research support and license fees paid to Princeton University, patent fees and noncash compensation to consultants.

        Aeolus R&D expenses increased by $28,000 (4%) to $668,000 for the three months ended March 31, 1999 from $640,000 for the three months ended March 31, 1998. Aeolus R&D expenses increased by $93,000 (8%) to $1,244,000 for the six months ended March 31, 1999 from $1,151,000 for the six months ended March 31, 1998. These increases were primarily due to increases in sponsored research expenses.

        Renaissance R&D expenses for its liver stem cell program decreased by $26,000 (15%) to $150,000 for the three months ended March 31, 1999 from $176,000 for the three months ended March 31, 1998. Renaissance R&D expenses increased by $13,000 (4%) to $329,000 for the six months ended March 31, 1999 from $316,000 for the six months ended March 31, 1998.

        General and administrative ("G&A") expenses decreased by $309,000 (27%) to $842,000 for the three months ended March 31, 1999 from $1,151,000 for the three months ended March 31, 1998. G&A expenses decreased by $667,000 (31%) to $1,489,000 for the six months ended March 31, 1999 from $2,156,000 for the six months ended March 31, 1998. These decreases were primarily due to the elimination of certain IRL administrative personnel and functions after the Transcell Merger.

Liquidity and Capital Resources
-------------------------------

        As of March 31, 1999, the Company had cash, cash equivalents and marketable securities of $12,749,000, which was $10,813,000 less than the balance at September 30, 1998. This decrease was primarily due to the funding of the Company's operations for the six-month period ended March 31, 1999. The Company believes it has sufficient cash for planned expenditures through the fiscal year ending September 30, 1999, without raising additional capital. However, the Company's capital requirements may change due to numerous factors, including the progress of the Company's research and development programs, the terms of collaborative arrangements and other factors, many of which are beyond the Company's control.

         Following termination of the Astra Merck Collaboration in September 1998, the Company has been responsible for 100% of U.S. bucindolol development and marketing costs and, accordingly, the Company is refocusing and prioritizing its research and development programs in view of its limited cash resources. Astra Merck had funded approximately $17,000,000 of U.S. bucindolol development costs during the period of the Astra Merck Collaboration (December 1995 through September 1998). The Company estimates that it could incur additional costs of up to $3,000,000 during the remainder of fiscal 1999 for the development of bucindolol in the United States, primarily to support BEST. The Company is discussing opportunities to share bucindolol development and marketing responsibilities and costs in the United States with other potential partners. The Company can not predict whether any collaborative arrangement can be obtained on terms that are satisfactory to the Company. If a collaborative partner funds a portion of bucindolol expenses, the Company's share of revenues or profits, if any, from bucindolol will be reduced.

         Pursuant to a collaboration with Knoll (the "Knoll Collaboration") for the development, manufacturing and marketing of bucindolol in countries other than the United States and Japan (the "Knoll Territory"), the Company is responsible for approximately 40% of the development and marketing costs of bucindolol for the Knoll Territory, subject to certain maximum dollar limitations. As of March 31, 1999, the remaining portion of the Company's payment obligations for development and clinical trial costs of the twice-daily formulation of bucindolol for the Knoll Territory is estimated to be approximately $9,000,000. Of this amount, $1,500,000 has been accrued at March 31, 1999, approximately $1,500,000 is expected to be incurred during the remainder of fiscal 1999 and the remainder is expected to be incurred during fiscal years 2000 and 2001. It is estimated that the Company's portion of marketing costs prior to product launch will be $4,000,000. Upon product launch, the Company will receive 40% of the net income and will be responsible for 40% of the net loss in the Knoll Territory, if any, as defined. The Company is also responsible for approximately 40% of the costs incurred to develop a once-daily formulation of bucindolol for the Knoll Territory and approximately 67% of the once-daily formulation development costs that have a worldwide benefit. The development program for a once-daily formulation of bucindolol is currently on hold.

        The Company's future prospects substantially depend on favorable results of BEST. The Phase III CHF studies of three other beta-blockers terminated before their scheduled completion date because of positive results. However, bucindolol differs in some respects from those other compounds and the results of the other studies may not be predictive of the results of BEST. BEST is sponsored by the National Institutes of Health (the "NIH") and the Department of Veterans Affairs (the "VA"), and the schedule, conduct and analysis of the study is not under the control of the Company. Enrollment for BEST ended on December 31, 1998. The BEST protocol provides for a follow-up period of at least 18 months for each patient. Once the study ends, the NIH and VA plan to submit the data for publication in a scientific journal, and the Company is not entitled to receive the data from the trial before a manuscript is accepted for publication. The Company cannot control the timing of the publication's preparation or review, and the timing of its receipt of the BEST database therefore cannot be predicted. If the BEST results are positive, the Company must obtain approval of the U.S. Food and Drug Administration (the "FDA") before bucindolol can be marketed in the United States. The Company currently intends to submit a New Drug Application (an "NDA") for BEXTRA to the FDA within six months after it receives the BEST data, if the study results are favorable. The U.S. submission would be used as the basis for an equivalent submission by Knoll in Europe. There can be no assurance that the Company will meet this planned schedule, that any regulatory authority will review the regulatory submissions for bucindolol in a timely manner, or that BEXTRA will receive marketing approval in any country. Failure of BEST to demonstrate the safety and efficacy of bucindolol, or the failure of the Company to obtain regulatory approvals in major markets, would materially adversely affect the Company. Even assuming successful completion of BEST and regulatory approval of BEXTRA, the Company does not expect that BEXTRA will be commercially available before 2001.

         The Company faces competition in all the therapeutic areas in which it has development programs. One beta-blocker has been approved by the FDA for use in treating CHF, and positive results for two other beta-blockers studied in CHF patients have been announced. If the BEST results are positive and the Company is able to obtain regulatory approval of BEXTRA, bucindolol could be the third or fourth beta-blocker to be introduced in the U.S. market for CHF therapies. The Company expects competition to be intense. The other companies who currently market, or who are expected to market, competitive beta-blockers are large, multinational pharmaceutical companies with greater marketing resources and experience than the Company. The company does not have, nor is it expected to have, sufficient cash and other resources to market bucindolol, and accordingly, will be dependent on obtaining a collaborative partner to commercialize bucindolol.

        The Company will incur additional charges to operations relating to its 1994 acquisition of CPEC in the event that certain milestones are achieved in the development and commercialization of bucindolol. The Company will be required to issue to the former CPEC stockholders shares of Interneuron's common stock upon achieving the milestones of filing an

NDA and receiving an approval letter (an "Approval Letter") from the FDA to market bucindolol. In exchange for Interneuron providing such shares, Intercardia will pay Interneuron the value of such shares, either in cash or Intercardia Common Stock, at Intercardia's option. Each additional payment would have minimum and maximum charges to the Company of $750,000 and $1,875,000, respectively. The value of these additional shares was not included in the CPEC purchase price because their issuance is contingent upon achieving these milestones. In the event the Company files an NDA for bucindolol, the Company expects it would recognize the expense immediately, and in the event an Approval Letter for bucindolol is received, the Company expects it would capitalize the amount and amortize it over the expected life of the product.

         In conjunction with the Transcell Merger, Intercardia must issue additional shares of Intercardia Common Stock to the former Transcell stockholders, including Interneuron as the former majority stockholder of Transcell. Additional installments consisting of $3,000,000 of Intercardia Common Stock, as valued at each issuance date, will be issued in August 1999 and February 2000. The impact of the issuance of these additional shares has not been reflected in Intercardia's Common Stock outstanding or its net loss per share calculations, but was included in the determination of the value of the purchase price of Transcell.

         Intercardia is subject to various risks arising from Interneuron's majority ownership and control of Intercardia, including conflicts of interest relating to significant corporate transactions for which stockholder approval is required. Because Interneuron owns 61.4% of the outstanding Common Stock of Intercardia, Interneuron has the ability to elect all of the directors of Intercardia and control voting with respect to other matters submitted to a vote of the stockholders, including extraordinary corporate transactions such as a merger or sale of substantially all of the Company's assets. Interneuron's voting control may have the effect of delaying or preventing sales of additional securities or other financing of Intercardia, a sale of the Company, or other dilutive activities. Pursuant to an intercompany services agreement between Intercardia and Interneuron, Interneuron has the right to purchase from Intercardia additional shares of Intercardia's Common Stock at fair market value, if necessary to provide that Interneuron's equity ownership in Intercardia does not fall below 51.0%. In the event that all or part of the shares of Intercardia Common Stock held by Interneuron are sold or otherwise transferred, the market price of the Intercardia Common Stock could be adversely affected. Interneuron is entitled to receive royalties based on sales of certain products being developed by IRL under the Merck Agreement, which are payable in Intercardia Common Stock unless Intercardia and Interneuron agree that the royalty may be paid in cash. Interneuron also owns directly 19.9% of CPEC, Intercardia's 80.1% owned subsidiary. As of March 31, 1999, the Company owed Interneuron $1,964,000 from net advances by Interneuron to the Company.

        The Company expects to incur substantial additional costs and losses in all of its research and development programs over the next few years. The Company also has other significant commitments and contingencies for which it is responsible, including building operating leases and capitalized equipment leases. The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the development and clinical trials of bucindolol; the timing and cost of obtaining regulatory approvals; the effect of competitive drugs on commercialization of bucindolol; and the ability of the Company to establish additional collaborative arrangements with other companies to provide research or development funding to the Company and to conduct clinical trials, obtain regulatory approvals, and manufacture and market certain of the Company's products. The Company continually evaluates opportunities to acquire other products, technologies or businesses that complement the Company's existing and planned products, although the Company currently has no understanding, commitment or agreement with respect to any such acquisitions.

        Although the Company believes it has adequate funds to finance operations through fiscal 1999, the Company will require additional financing to fund operating activities beyond fiscal 1999, to complete its clinical trials of bucindolol, to make payments to fund 40% of development and marketing costs of bucindolol in the Knoll Territory pursuant to the Knoll Collaboration, to fund its other research and development programs, and to fund new business opportunities and growth. During the remainder of fiscal 1999, the Company intends to seek additional capital through collaborative partnering arrangements, debt financing or equity financing. However, the Company has no agreements or commitments to obtain additional funds and there can be no assurance that adequate funds will be available on terms acceptable or favorable to the Company, if at all. It is currently difficult for biotechnology companies to raise funds in the equity markets and, if the results of BEST are delayed or are not positive, raising funds in the equity markets will be even more difficult. Any additional equity financing, if available, would result in dilution to Intercardia's stockholders. The Company does not have any commitments to obtain any additional funds and has not established banking arrangements through which it can obtain additional debt financing. Financial constraints may cause the company to reassess the allocation of resources among its research and development programs. If the Company is unable to enter into additional collaborations or raise additional capital to support its current level of operations, the Company would be required to reduce or discontinue one or more of its research and development programs, or obtain funds through strategic alliances on terms that are not favorable to the Company or its existing stockholders. Reduction or discontinuation of research and development programs could result in additional charges which would be reflected in the period of such reduction or discontinuation.

Year 2000
---------

        The Company recognizes the need to ensure that "Year 2000" hardware and software issues will not adversely impact its operations. In 1998, the Company initiated a program, and subsequently established a Year 2000 committee, to assess the expected impact of the Year 2000 date recognition problem on its existing internal systems, those which it intends to implement and the systems of its key business vendors. The purpose of this program is to attempt to ensure that this problem does not have a material adverse effect on the Company's business operations or its financial condition. Key financial, information and operational systems, including equipment with embedded microprocessors, were inventoried and assessed, and detailed plans have been finalized to ready the Company's internal operating systems. Currently the members of the Year 2000 committee are in the process of upgrading or replacing systems that were determined to be non-compliant. As of March 31, 1999, the Company believes its Year 2000 compliance programs were approximately 50% complete. The Company's goal is to continue upgrading its personal computer hardware and software to become fully Year 2000 compliant by the end of calendar 1999.

        In addition, the Company is in the process of assessing key business vendors' Year 2000 compliance so as to minimize the likelihood that non-compliance of any vendor would significantly impact the Company's operations. Informational requests are being distributed and/or formal discussions with key business vendors are in progress, and replies and readiness will be evaluated pending receipt or completion of these inquiries and/or discussions. Key business vendors are being requested to provide assurances regarding their Year 2000 compliance. Risk assessment, readiness evaluation and action and contingency plans related to these vendors are expected to be completed by October 1999. Due to the Company's evolving internal systems and reliance on third parties, the Company anticipates periodic re-evaluation and maintenance regarding its internal systems and business vendors throughout 1999.

        Due to the Company's relatively short operating history and evolving internal systems, the modification or replacement of internal systems has not been, nor is it expected to be, a material expenditure for the Company. Total expenditures to date for Year 2000 compliance have been less than $25,000 and future expenditures are expected to be less than $50,000. Expenditures required to make the Company Year 2000 compliant have been and will continue to be expensed as incurred. The Company does not believe it has a risk of loss of significant revenues due to the Year 2000 because the Company does not expect that any of its potential pharmaceutical products will have FDA approval prior to January 2000.

Item 6.        Exhibits and Reports on Form 8-K
               ---------------------------------
(a)     Exhibits
        10.39* Development, Manufacturing, Marketing and License Agreement, effective as of December 19, 1996, among Knoll AG, CPEC, Inc. and Intercardia, Inc.
        11.1     Statement re computation of net loss per share
        27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.




*Confidential treatment requested

                                    SIGNATURE
                                    ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERCARDIA, INC.






Date:   April 29, 1999       By:   /s/ Richard W. Reichow
                                   ---------------------------------------------
                                   Richard W. Reichow, Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)