Form 10-Q/A
period 1999-03-31
INTERCARDIA INC
filed 1999-05-14
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1


    X             Quarterly report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934.  For the quarterly period
--------          ended March 31, 1999.


-------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

                             Commission File Number
                                     0-27410


                                INTERCARDIA, INC.
                                -----------------
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                             56-1924222
           --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, NC                                      27709
---------------------------                          ---------------------------
(Address of Principal Executive Office)                       (Zip Code)

Registrant's Telephone Number, Including Area Code            919-558-8688
                                                     ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding as of April 27, 1999
     ------------------                         --------------------------------
Common Stock, par value $.001                            7,341,503 Shares

PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on March 11, 1999. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)      The stockholders elected the following persons as directors of the
         Company: Glenn L. Cooper, M.D.; Clayton I. Duncan; Joseph J. Ruvane, Jr.; David B. Sharrock; and Edgar H. Schollmaier. The votes for and against (withheld) each nominee were as follows:

                                        Votes          Votes        Votes
         Nominee                         For         Withheld     Abstained
         -------                         ---         --------     ---------
         Glenn L. Cooper, M.D.      6,877,572           43,489        0
         Clayton I. Duncan          6,877,572           43,489        0
         Joseph J. Ruvane, Jr.      6,877,572           43,489        0
         David B. Sharrock          6,877,572           43,489        0
         Edgar H. Schollmaier       6,877,572           43,489        0

(b) The stockholders approved an amendment to the Intercardia, Inc. 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 100,000 shares to 200,000 shares with 6,837,654 shares voting for, 71,554 shares voting against and 3,280 shares abstained.

(c) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending September 30, 1999 with 6,919,237 shares voting for, 1,025 shares voting against and 799 shares abstained.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INTERCARDIA, INC.



Date:    May 14, 1999          By: /s/ Richard W. Reichow
                                   ---------------------------------------------
                                   Richard W. Reichow, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)