Form 10-Q
period 1999-06-30
INCARA PHARMACEUTICALS CORP
filed 1999-08-13
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
----  Exchange Act of 1934. For the quarterly period ended June 30, 1999.

      Transition report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934. For the transition period from _____ to _____.

                             Commission File Number
                                     0-27410

                       INCARA PHARMACEUTICALS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                               56-1924222
-------------------------------     ---------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, NC                               27709
---------------------------------------    -----------------------------------
(Address of Principal Executive Office)                (Zip Code)

Registrant's Telephone Number, Including Area Code        919-558-8688
                                                   ---------------------------

                                INTERCARDIA, INC.
                                -----------------
                                  (Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                        Outstanding as of August 10, 1999
-----------------------------           ---------------------------------
Common Stock, par value $.001                   3,982,957 Shares

                       INCARA PHARMACEUTICALS CORPORATION

                               INDEX TO FORM 10-Q


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 (unaudited)
         and September 30, 1998................................................3

         Consolidated Statements of Operations for the Three Months and Nine
         Months ended June 30, 1999 and 1998 (unaudited).......................4

         Consolidated Statements of Cash Flows for the Nine Months ended
         June 30, 1999 and 1998 (unaudited)....................................5

         Notes to Consolidated Financial Statements............................6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................10


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................17

         SIGNATURE............................................................18

                       INCARA PHARMACEUTICALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                      June 30,              September 30,
                                                                        1999                    1998
                                                                  -----------------       ------------------
                                                                    (Unaudited)
                                               ASSETS
Current assets:
       Cash and cash equivalents                                           $ 5,548                 $ 10,647
       Marketable securities                                                 2,545                    9,314
       Accounts receivable                                                      27                    1,096
       Prepaids and other current assets                                       116                      117
                                                                  -----------------       ------------------
                    Total current assets                                     8,236                   21,174

Marketable securities                                                          ---                    3,601
Property and equipment, net                                                  2,672                    2,976
Other assets                                                                    83                       85
                                                                  =================       ==================
                                                                          $ 10,991                 $ 27,836
                                                                  =================       ==================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                      $ 795                    $ 752
       Accrued expenses                                                      1,780                    3,191
       Current portion of capital lease obligations                            492                      565
       Current portion of notes payable                                        216                      194
       Accounts payable to Interneuron                                       2,116                    1,865
                                                                  -----------------       ------------------
                   Total current liabilities                                 5,399                    6,567

Long-term portion of capital lease obligations                                 521                      816
Long-term portion of notes payable                                             626                      777

Stockholders' equity:
       Common stock, $.001 par value per share, 40,000,000 shares authorized, 7,341,605 and 7,289,153 shares issued and
           outstanding at June 30, 1999 and September 30, 1998,
           respectively                                                          7                        7
       Additional paid-in capital                                           78,963                   78,399
       Deferred compensation                                                  (465)                  (1,086)
       Accumulated deficit                                                 (74,060)                 (57,644)
                                                                  -----------------       ------------------
                   Total stockholders' equity                                4,445                   19,676
                                                                  -----------------       ------------------
                                                                          $ 10,991                 $ 27,836
                                                                  =================       ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                            Three Months Ended                  Nine Months Ended
                                                 June 30,                           June 30,
                                      --------------------------------   --------------------------------
                                          1999              1998             1999              1998
                                      --------------   ---------------   --------------   ---------------
Revenue:
    Contract and license fee revenue          $ 188             $ 577            $ 588           $ 1,662
                                      --------------   ---------------   --------------   ---------------

Costs and expenses:
    Research and development                  3,654             4,760           15,074            10,896
    Purchase of in-process research
       and development                          ---             5,343              ---             5,343
    General and administrative                  777               782            2,266             2,938
                                      --------------   ---------------   --------------   ---------------
         Total costs and expenses            4,431             10,885           17,340            19,177
                                      --------------   ---------------   --------------   ---------------

Loss from operations                         (4,243)          (10,308)         (16,752)          (17,515)
Investment income, net                          124               119              336               174
                                      --------------   ---------------   --------------   ---------------

Net loss                                    $(4,119)         $(10,189)        $(16,416)         $(17,341)
                                      ==============   ===============   ==============   ===============

Net loss per common share:
   Basic                                    $ (0.56)          $ (1.42)         $ (2.24)          $ (2.46)
                                      ==============   ===============   ==============   ===============
   Diluted                                  $ (0.56)          $ (1.42)         $ (2.24)          $ (2.46)
                                      ==============   ===============   ==============   ===============

Weighted average common shares
    outstanding                               7,341             7,168            7,315             7,057
                                      ==============   ===============   ==============   ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                        Nine Months Ended
                                                                            June 30,
                                                                 --------------------------------
                                                                     1999              1998
                                                                 --------------   ---------------
Cash flows from operating activities:
     Net loss                                                         $(16,416)         $(17,341)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                      582             1,508
        Noncash compensation                                             1,018               820
        Purchase of in-process research and development                    ---             5,343
        Change in assets and liabilities:
           Accounts receivable                                           1,069              (195)
           Prepaids and other assets                                         3                27
           Accounts payable and accrued expenses                        (1,368)           (9,926)
           Deferred revenue                                                ---              (500)
                                                                 --------------   ---------------
Net cash used in operating activities                                  (15,112)          (20,264)
                                                                 --------------   ---------------

Cash flows from investing activities:
     Proceeds from sales and maturities of marketable securities        11,414            20,479
     Purchases of marketable securities                                 (1,044)          (12,288)
     Purchases of property and equipment                                  (278)           (1,076)
                                                                 --------------   ---------------
Net cash provided by investing activities                               10,092             7,115
                                                                 --------------   ---------------

Cash flows from financing activities:
     Net proceeds from issuance of stock                                   167               176
     Advances from Interneuron, net                                        251             6,272
     Proceeds from sale/leaseback transactions                             ---               380
     Principal payments on notes payable                                  (129)              (37)
     Principal payments on capital lease obligations                      (368)             (590)
                                                                 --------------   ---------------
Net cash provided by (used in) financing activities                        (79)            6,201
                                                                 --------------   ---------------

Net decrease in cash and cash equivalents                               (5,099)           (6,948)
Cash and cash equivalents at beginning of period                        10,647            18,185
                                                                 ==============   ===============
Cash and cash equivalents at end of period                             $ 5,548           $11,237
                                                                 ==============   ===============

                   The accompanying notes are integral part of
                    these consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis of Presentation

         On July 16, 1999, Intercardia, Inc. changed its name to Incara Pharmaceuticals Corporation. The "Company" refers collectively to Incara Pharmaceuticals Corporation ("Incara") and its majority-owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance") and CPEC, Inc., a Nevada corporation. As of June 30, 1999, Incara owned 65.8% of the outstanding stock of Aeolus, 79.6% of the outstanding stock of Renaissance and 80.1% of the outstanding stock of CPEC, Inc. Incara reduced its ownership of the successor to CPEC, Inc. to 35.0% in a series of transactions on July 15, 1999. As of June 30, 1999, Interneuron Pharmaceuticals, Inc. ("Interneuron") owned 61.4% of the outstanding capital stock of Incara and the 19.9% of the outstanding stock of CPEC, Inc. not owned by Incara. On July 15, 1999, Interneuron's ownership of Incara was reduced to 9.0% and its ownership of the successor to CPEC, Inc. was increased to 65.0% (see Note C "Subsequent Events"). The Company focuses on the development of therapeutics for the treatment of infectious diseases, inflammatory bowel diseases, liver disorders and other conditions.

         All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 1998 was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and in the Company's other SEC filings. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

B.       Recent Accounting Pronouncements

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective October 1, 1998. The Company had no items of comprehensive income for the three months or nine months ended June 30, 1999 or 1998.

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

C.       Subsequent Events

         MERCK MILESTONE

         On August 9, 1999, Incara announced that it received notification from Merck & Co., Inc. ("Merck") that Incara had been awarded the initial milestone in the 1997 collaboration targeting the discovery and development of a class of vancomycin analogues (the "Merck Collaboration"). The milestone, which requires that compounds synthesized in the collaboration demonstrate specified IN VITRO and IN VIVO activity in both resistant and sensitive bacterial strains, triggered a $1,500,000 payment from Merck. Incara's collaboration with Merck is based on research sponsored by Incara in the laboratory of Professor Daniel Kahne, Ph.D., of the Chemistry Department of Princeton University. Pursuant to its license agreement with Princeton University related to this class of vancomycin analogues, Incara paid Princeton University $510,000 of the $1,500,000 milestone payment.

         TERMINATION OF BEST AND BEAT

         On July 29, 1999, Incara was notified that the National Institutes of Health ("NIH") and the Department of Veterans Affairs ("VA") had terminated the double-blind, placebo-controlled, Phase 3 study of BEXTRA(R) (bucindolol HCl) known as BEST (Beta-blocker Evaluation of Survival Trial) earlier than scheduled, based on an interim analysis by the Data and Safety Monitoring Board ("DSMB") that treatment with bucindolol did not demonstrate a statistically significant improvement in survival in the patient population as a whole. BEST was designed to evaluate BEXTRA's use in treating patients with moderate to severe congestive heart failure. Incara has not received the data from BEST or the DSMB's interim analysis. Pending receipt and analysis of the BEST data, U.S. bucindolol development is on hold.

         On August 3, 1999, BASF Pharma/Knoll AG ("Knoll") terminated the 1996 development agreement among Knoll, Incara and CPEC (the "Knoll Collaboration"), following the decision by the NIH and VA to terminate BEST. Knoll and the Company also terminated the Phase 3 clinical study of bucindolol being conducted in Europe, which was known as BEAT (Bucindolol Evaluation after Acute myocardial infarction Trial).

         RESTRUCTURING OF RELATIONSHIP WITH INTERNEURON AND CPEC

         On July 15, 1999, Incara restructured its corporate relationship with Interneuron and CPEC, Inc., to reduce Interneuron's 61.4% ownership of Incara to 9.0% and to reduce Incara's ownership of CPEC, Inc. from 80.1% to 35.0% (the "Restructuring"). CPEC holds the rights to BEXTRA, including the exclusive, worldwide license from Bristol-Myers Squibb Company to develop bucindolol for congestive heart failure and left ventricular dysfunction. As a preliminary step in the Restructuring, Incara acquired Interneuron's 19.9% interest in CPEC, Inc., which was then merged into CPEC LLC, a Delaware limited liability company ("CPEC"). Incara redeemed 4,229,381 of the 4,511,084 shares of Incara Common Stock owned by Interneuron, in exchange for a 65% ownership of CPEC and cancellation of certain debt owed to Interneuron by Incara and CPEC, Inc.

         Before the Restructuring, Incara had funded approximately 80.1% of the worldwide expenses related to bucindolol and Interneuron funded approximately 19.9%, which was in proportion to their respective ownership interests in CPEC, Inc. With the Restructuring, Incara and Interneuron are responsible for funding 35% and 65%, respectively, of CPEC's expenses related to the development of BEXTRA in the United States and Japan (the "CPEC Territory"). Incara is responsible for bucindolol expenses in the countries outside the CPEC Territory.

         Interneuron and Incara each pre-paid its share of the estimated expenditures for BEXTRA development through December 31, 1999. Incara's share of this pre-payment was $824,000. Activities related to the U.S. development of BEXTRA have been terminated or suspended indefinitely, pending receipt and review of the data from the recently terminated BEST study, which is not expected for at least several months. Some costs, such as completion of clinical monitoring of BEST and storage of clinical supplies, will continue to be incurred, although Incara and Interneuron are taking steps where possible to minimize those costs.

         The rights to develop and market bucindolol in all countries other than the United States and Japan (such other countries being referred to as the "Knoll Territory") were licensed to Knoll under the Knoll Collaboration. As part of the Restructuring, Incara received an exclusive license of CPEC's rights in the Knoll Territory. However, Knoll and Incara subsequently terminated the Knoll Collaboration and BEAT. Some costs, such as BEAT termination costs, will continue to be incurred, although Incara and Knoll are taking steps to minimize those costs.

         The Company does not believe that any restatement of its historical financial statements is required as a result of the Restructuring. For subsequent periods, however, Incara will no longer consolidate CPEC, Inc. in its consolidated financial statements. Instead, Incara will account for its 35% interest in CPEC LLC using the equity method. As part of the Restructuring, Interneuron cancelled approximately $2.2 million of debt owed to it by CPEC, Inc. This cancellation of debt will be treated as a contribution to capital by Interneuron to Incara.

         Incara will recognize a taxable gain on the sale of 65% of CPEC to Interneuron. Management of Incara believes that it has current operating losses, net operating loss carryforwards and tax credit carryforwards sufficient to offset this taxable gain.

         The 1995 Intercompany Services Agreement between Interneuron and Incara was terminated upon the Restructuring. Glenn L. Cooper, M.D., President and Chief Executive Officer of Interneuron, resigned as Chairman of the Board and a director of Incara, upon completion of the Restructuring.

         Arrangements related to Incara's May 1998 purchase of Transcell Technologies, Inc. ("Transcell", now operating as Incara Research Laboratories) from Interneuron (the "Transcell Merger") continue after the Restructuring, including Incara's obligations to pay a 1.5% royalty to Interneuron on sales of products, if any, resulting from the Merck Collaboration. However, in lieu of the second stock issuance installment payment due to Interneuron in connection with the Transcell Merger, Interneuron retained 281,703 shares of Incara Common Stock as part of the Restructuring.

         On August 9, 1999, Incara issued 867,583 shares of Incara Common Stock, valued at approximately $1.38 per share, to the other former Transcell stockholders as payment for their second stock issuance installment of the Transcell Merger in the principal amount of $1,202,000. The third and final stock issuance installment of approximately $3,000,000 to the former Transcell stockholders, including Interneuron, is due in February 2000 and will be paid in shares of Incara Common Stock, calculated based on the per share price at that time. The impact of the issuance of these additional shares has not been reflected in Incara's Common Stock outstanding or its net loss per share calculations, but was included in the determination of the value of the purchase price of Transcell in the third quarter of fiscal 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         The "Company" refers collectively to Incara Pharmaceuticals Corporation ("Incara") and its majority-owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance") and CPEC, Inc., a Nevada corporation.

         This Report contains, in addition to historical information, statements by the Company with respect to expectations about its business and future results, which are "forward-looking" statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by the Company or its representatives, which are identified or qualified by words such as "likely," "will," "suggests," "expects," "might," "believe," "could," "should," "would," "anticipates" or "plans," or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in the Company's Annual Report on Form 10-K and in the Company's other SEC filings, and including risks relating to the need for additional funds, dependence on collaborative partners, competition, the early stage of products under development, and uncertainties relating to clinical trials and regulatory reviews. All forward-looking statements are based on information available as of the date hereof, and the Company does not assume any obligation to update such forward-looking statements.

Subsequent Events

         MERCK MILESTONE

         On August 9, 1999, Incara announced that it received notification from Merck & Co., Inc. ("Merck") that Incara had been awarded the initial milestone in the 1997 collaboration targeting the discovery and development of a class of vancomycin analogues (the "Merck Collaboration"). The milestone, which requires that compounds synthesized in the collaboration demonstrate specified IN VITRO and IN VIVO activity in both resistant and sensitive bacterial strains, triggered a $1,500,000 payment from Merck. Incara's collaboration with Merck is based on research sponsored by Incara in the laboratory of Professor Daniel Kahne, Ph.D., of the Chemistry Department of Princeton University. Pursuant to its license agreement with Princeton University related to this class of vancomycin analogues, Incara paid Princeton University $510,000 of the $1,500,000 milestone payment.

         TERMINATION OF BEST AND BEAT

         On July 29, 1999, Incara was notified that the National Institutes of Health ("NIH") and the Department of Veterans Affairs ("VA") had terminated the double-blind, placebo-controlled, Phase 3 study of BEXTRA(R) (bucindolol HCl) known as BEST (Beta-blocker Evaluation of

Survival Trial) earlier than scheduled, based on an interim analysis by the Data and Safety Monitoring Board ("DSMB") that treatment with bucindolol did not demonstrate a statistically significant improvement in survival in the patient population as a whole. BEST was designed to evaluate BEXTRA's use in treating patients with moderate to severe congestive heart failure. Incara has not received the data from BEST or the DSMB's interim analysis. Pending receipt and analysis of the BEST data, U.S. bucindolol development is on hold.

         On August 3, 1999, BASF Pharma/Knoll AG ("Knoll") terminated the 1996 development agreement among Knoll, Incara and CPEC (the "Knoll Collaboration"), following the decision by the NIH and VA to terminate BEST. Knoll and the Company also terminated the Phase 3 clinical study of bucindolol being conducted in Europe, which was known as BEAT (Bucindolol Evaluation after Acute myocardial infarction Trial).

         RESTRUCTURING OF RELATIONSHIPS WITH INTERNEURON AND CPEC

         On July 15, 1999, Incara restructured its corporate relationship with Interneuron and CPEC, Inc., to reduce Interneuron's 61.4% ownership of Incara to 9.0% and to reduce Incara's ownership of CPEC, Inc. from 80.1% to 35.0% (the "Restructuring"). CPEC holds the rights to BEXTRA, including the exclusive, worldwide license from Bristol-Myers Squibb Company to develop bucindolol for congestive heart failure and left ventricular dysfunction. As a preliminary step in the Restructuring, Incara acquired Interneuron's 19.9% interest in CPEC, Inc., which was then merged into CPEC LLC, a Delaware limited liability company ("CPEC"). Incara redeemed 4,229,381 of the 4,511,084 shares of Incara Common Stock owned by Interneuron, in exchange for a 65% ownership of CPEC and cancellation of certain debt owed to Interneuron by Incara and CPEC, Inc.

         Before the Restructuring, Incara had funded approximately 80.1% of the worldwide expenses related to bucindolol and Interneuron funded approximately 19.9%, which was in proportion to their respective ownership interests in CPEC, Inc. With the Restructuring, Incara and Interneuron are responsible for funding 35% and 65%, respectively, of CPEC's expenses related to the development of BEXTRA in the United States and Japan (the "CPEC Territory"). Incara is responsible for bucindolol expenses in the countries outside the CPEC Territory.

         Interneuron and Incara each pre-paid its share of the estimated expenditures for BEXTRA development through December 31, 1999. Incara's share of this pre-payment was $824,000. Activities related to the U.S. development of BEXTRA have been terminated or suspended indefinitely, pending receipt and review of the data from the recently terminated BEST study, which is not expected for at least several months. Some costs, such as completion of clinical monitoring of BEST and storage of clinical supplies, will continue to be incurred, although Incara and Interneuron are taking steps where possible to minimize those costs.

         Decisions on future development of BEXTRA, if any, in the CPEC Territory will be made under the terms of an Amended and Restated Limited Liability Company Agreement between Incara and Interneuron (the "LLC Agreement"), which governs the management, funding and income-sharing activities related to BEXTRA in the CPEC Territory. The Board of Directors of CPEC consists of three directors designated by Interneuron and two directors designated by Incara. The LLC Agreement contains provisions for dispute resolution and arbitration and identifies the transactions involving CPEC that require Incara approval. The LLC Agreement also provides for adjustments to ownership percentages if a party defaults on its funding obligations, subject to a maximum adjustment of 10%.

         The rights to develop and market bucindolol in all countries other than the United States and Japan (such other countries being referred to as the "Knoll Territory") were licensed to Knoll under the Knoll Collaboration. As part of the Restructuring, Incara received an exclusive license of CPEC's rights in the Knoll Territory. However, Knoll and Incara subsequently terminated the Knoll Collaboration and BEAT. Some costs, such as BEAT termination costs, will continue to be incurred, although Incara and Knoll are taking steps to minimize those costs.

Results of Operations

         The Company incurred net losses of $4,119,000 and $16,416,000 for the three and nine months ended June 30, 1999, respectively, versus net losses of $10,189,000 and $17,341,000 for the three and nine months ended June 30, 1998, respectively.

         The Company's net loss decreased from $6,121,000 and $6,175,000 for the first and second quarters of fiscal 1999, respectively, to $4,119,000 for the third quarter of fiscal 1999. The decrease in the net loss was primarily the result of decreases in research and development expenses incurred for clinical trials of BEXTRA and decreases in costs as a result of the March 1999 reduction of personnel at Incara Research Laboratories ("IRL").

         Contract and license fee revenue decreased by $389,000 (67%) to $188,000 for the three months ended June 30, 1999 from $577,000 for the three months ended June 30, 1998. Contract and license fee revenue decreased by $1,074,000 (65%) to $588,000 for the nine months ended June 30, 1999 from $1,662,000 for the nine months ended June 30, 1998. These decreases were due primarily to the termination in September 1998 of a collaboration between the Company and Astra Merck Inc. ("Astra Merck") for the U.S. development and commercialization of bucindolol (the "Astra Merck Collaboration"). Contract and license fee revenue of $188,000 and $588,000 for the three months and nine months ended June 30, 1999, respectively, consisted primarily of contract revenue payments from Merck pursuant to the Merck Collaboration. Contract and license fee revenue of $577,000 and $1,662,000 for the three months and nine months ended June 30, 1998, respectively, consisted primarily of contract revenue payments received from both the Merck Collaboration and the Astra Merck Collaboration.

         Research and development ("R&D") expenses decreased by $1,106,000 (23%) to $3,654,000 for the three months ended June 30, 1999 from $4,760,000 for the three months ended June 30, 1998. R&D expenses increased by $4,178,000 (38%) to $15,074,000 for the nine months ended June 30, 1999 from $10,896,000 for the nine months ended June 30, 1998.

         Bucindolol and general R&D expenses increased by $182,000 (15%) to $1,357,000 for the three months ended June 30, 1999 from $1,175,000 for the three months ended June 30, 1998. Bucindolol and general R&D expenses increased by $3,779,000 (134%) to $6,589,000 for the nine months ended June 30, 1999 from $2,810,000 for the nine months ended June 30, 1998.

These increases were primarily due to increases in the Company's share of bucindolol clinical trial costs associated with BEAT in Europe and BEST in the United States. In June 1998, Knoll, the Company's international partner for BEXTRA, initiated BEAT in Denmark and the United Kingdom. The Company's share of costs for BEST, which began in June 1995, for the three months and nine months ended June 30, 1999 increased significantly over the prior fiscal year due to the termination of the Astra Merck Collaboration in September 1998. Astra Merck had assumed approximately $1,500,000 and $4,800,000 of BEST and U.S. bucindolol development costs for the three months and nine months ended June 30, 1998, respectively.

         IRL R&D expenses decreased by $1,238,000 (43%) to $1,660,000 for the three months ended June 30, 1999 from $2,898,000 for the three months ended June 30, 1998. This decrease results from the Company's March 1999 reduction of its personnel at IRL from 32 employees to 14 employees as part of a re-focusing of IRL's research programs. IRL R&D expenses increased by $343,000 (6%) to $6,275,000 for the nine months ended June 30, 1999 from $5,932,000 for the nine months ended June 30, 1998. This increase includes a charge of $180,000 for severance related costs and increases in research support and license fees paid to Princeton University, patent fees and noncash compensation to consultants.

         Aeolus R&D expenses decreased by $121,000 (24%) to $389,000 for the three months ended June 30, 1999 from $510,000 for the three months ended June 30, 1998. This decrease was primarily due to decreases in sponsored research expenses. Aeolus R&D expenses decreased by $27,000 (2%) to $1,634,000 for the nine months ended June 30, 1999 from $1,661,000 for the nine months ended June 30, 1998.

         Renaissance R&D expenses for its liver stem cell program increased by $71,000 (40%) to $248,000 for the three months ended June 30, 1999 from $177,000 for the three months ended June 30, 1998. Renaissance R&D expenses increased by $83,000 (17%) to $576,000 for the nine months ended June 30, 1999 from $493,000 for the nine months ended June 30, 1998. These increases were primarily due to the preparation and filing of new patent applications related to Renaissance's research program.

         During the three months and nine months ended June 30, 1998, the Company incurred charges to operations of $5,343,000 for the non-Interneuron portion of Transcell in-process research and development acquired in the Transcell Merger.

         General and administrative ("G&A") expenses decreased by $5,000 (1%) to $777,000 for the three months ended June 30, 1999 from $782,000 for the three months ended June 30, 1998. G&A expenses decreased by $672,000 (23%) to $2,266,000 for the nine months ended June 30, 1999 from $2,938,000 for the nine months ended June 30, 1998. This decrease was primarily due to the elimination of certain IRL personnel and administrative functions after the Transcell Merger.

Liquidity and Capital Resources

         As of June 30, 1999, the Company had cash, cash equivalents and marketable securities of $8,093,000, which was $15,469,000 less than the balance at September 30, 1998. This decrease was primarily due to the funding of the Company's operations for the nine month period ended June 30, 1999, which included increased expenses related to BEXTRA following termination of the collaboration with Astra Merck in September 1998 and the expenses associated with the operation of IRL, which was acquired in May 1998. The Company believes its cash and cash resources, including the net milestone payment of $990,000 received from Merck after the end of the quarter, are sufficient to fund planned expenditures through December 31, 1999. The Company will require additional financing to fund operations beyond December 31, 1999. Progress under the collaboration with Merck is not under the control of the Company, and there can be no assurance of any further milestone payments. In addition, the funding from Merck for the research collaboration with Merck expired in accordance with its terms on June 30, 1999.

         The Company does not expect that the termination of BEST and BEAT will significantly reduce its expenses related to those programs during the fourth quarter of fiscal 1999, because reductions from terminated activities will be offset at least in part by costs associated with termination of BEXTRA development activities and costs to maintain certain contracts pending receipt and review of the BEST data. The Company's cash requirements for subsequent periods will depend on numerous factors, particularly the progress of its research and development programs. Significant additional funds will be required if the Company proceeds with a clinical program evaluating use of OP2000, a low-weight molecular heparin, in the treatment of inflammatory bowel disease, and if the development activities of Renaissance require additional laboratory facilities for the preparation of hepatic stem cells as a potential therapy for liver disorders.

         Management is evaluating the allocation of available resources for each program to determine whether increases or reductions of operating expenses are appropriate. If the Company is unable to obtain adequate funds for these programs, it will be necessary to delay or terminate some or all of these activities.

         During the remainder of 1999, the Company intends to seek additional capital through collaborative partnering arrangements, debt financing or equity financing. However, the Company has no agreements or commitments to obtain additional funds. Adequate funds might not be available at all or on terms acceptable or favorable to the Company. It is currently difficult for biotechnology companies to raise funds in the equity markets. Any additional equity financing, if available, would result in substantial dilution to Incara's stockholders. The Company has not established banking arrangements through which it can obtain additional debt financing. If the Company is successful in obtaining collaborations for any of its R&D programs, it expects to relinquish rights to technologies, product candidates or markets which it may otherwise develop itself. If the Company is unable to enter into additional collaborations or raise additional capital to support its current level of operations, the Company would be required to scale back, delay or discontinue one or more of its research and development programs, or obtain funds on terms that are not favorable to the Company or its existing stockholders, which could have a material adverse affect on the Company's business. Reduction or discontinuation of research and development programs could result in additional charges, which would be reflected in the period of such reduction or discontinuation.

         In lieu of the second stock issuance installment payment due to Interneuron in connection with the Transcell Merger, Interneuron retained 281,703 shares of Incara Common Stock as part of the Restructuring. On August 9, 1999, Incara issued 867,583 shares of Incara Common Stock, valued at approximately $1.38 per share, to the other former Transcell stockholders as payment for their second stock issuance installment of the Transcell Merger in the principal amount of $1,202,000. The third and final stock issuance installment of approximately $3,000,000 to the former Transcell stockholders, including Interneuron, is due in February 2000 and will be paid in shares of Incara Common Stock, calculated based on the per share price at such time. The impact of the issuance of these additional shares has not been reflected in Incara's Common Stock outstanding or its net loss per share calculations, but was included in the determination of the value of the purchase price of Transcell in the third quarter of fiscal 1998.

         Incara will recognize a taxable gain on the sale of 65% of CPEC to Interneuron. Management of Incara believes that it has current operating losses, net operating loss carryforwards and tax credit carryforwards sufficient to offset this taxable gain.

Year 2000

         The Company recognizes the need to ensure that "Year 2000" hardware and software issues will not adversely impact its operations. In 1998, the Company initiated a program, and subsequently established a Year 2000 committee, to assess the expected impact of the Year 2000 date recognition problem on its existing internal systems, those which it intends to implement and the systems of its key business vendors. The purpose of this program is to attempt to ensure that this problem does not have a material adverse effect on the Company's business operations or its financial condition. Key financial, information and operational systems, including equipment with embedded microprocessors, were inventoried and assessed, and detailed plans have been finalized to ready the Company's internal operating systems. Currently the members of the Year 2000 committee are in the process of upgrading or replacing systems that were determined to be non-compliant. As of June 30, 1999, the Company believes its Year 2000 compliance programs were approximately 80% complete. The Company's goal is to continue upgrading its personal computer hardware and software to become fully Year 2000 compliant by the end of calendar 1999.

         In addition, the Company is in the process of assessing key business vendors' Year 2000 compliance to minimize the likelihood that non-compliance of any vendor would significantly impact the Company's operations. Informational requests have been distributed to all key business vendors in which they are being requested to provide assurances regarding their Year 2000 compliance. As replies are received, they are evaluated and further inquiries and discussions are conducted as necessary. Risk assessment, readiness evaluation and action and contingency plans related to these vendors are expected to be completed by October 1999. Due to the Company's evolving internal systems and reliance on third parties, the Company anticipates periodic re-evaluation and maintenance regarding its internal systems and business vendors throughout 1999.

         Due to the Company's relatively short operating history and evolving internal systems, the modification or replacement of internal systems has not been, nor is it expected to be, a material expenditure for the Company. Total expenditures to date for Year 2000 compliance have been less than $25,000 and additional expenditures are expected to be less than $50,000. Expenditures required to make the Company Year 2000 compliant have been and will continue to be expensed as incurred. The Company does not believe it has a risk of loss of significant revenues due to the Year 2000, because none of its potential pharmaceutical products will be producing revenues in that time frame.

         Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

         11.1       Statement re computation of net loss per share
         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            INCARA PHARMACEUTICALS CORPORATION


Date:    August 12, 1999    By:    /s/ Richard W. Reichow
                                   ---------------------------------------------
                                   Richard W. Reichow, Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)