Form 10-K405
period 1999-09-30
INCARA PHARMACEUTICALS CORP
filed 2000-01-06
CIK 936538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

          Company's telephone number, including area code: 919-558-8688

                                INTERCARDIA, INC.
                                  (Former Name)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK ($.001
                                                            PAR VALUE PER SHARE)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on January 5, 2000, on the Nasdaq National Market System was approximately $9,904,000 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

      As of January 5, 2000, the Registrant had outstanding 5,111,669 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

                       INCARA PHARMACEUTICALS CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                           Page
                                                                           ----
PART I
   Item 1.  Business.......................................................  3
   Item 2.  Properties..................................................... 17
   Item 3.  Legal Proceedings.............................................. 17
   Item 4.  Submission of Matters to a Vote of Security Holders............ 17
            Executive Officers............................................. 18

PART II
   Item 5.  Market for Company's Common Equity and Related
             Stockholder Matters........................................... 20
   Item 6.  Selected Financial Data........................................ 21
   Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................... 21
   Item 7A. Quantitative and Qualitative Disclosure of Market Risks........ 25
   Item 8.  Financial Statements and Supplementary Data.................... 25
   Item 9.  Changes In And Disagreements With Accountants On Accounting
               And Financial Disclosure.................................... 25

PART III
   Item 10. Directors and Executive Officers of the Registrant............. 26
   Item 11. Executive Compensation......................................... 26
   Item 12. Security Ownership of Certain Beneficial Owners and Management  26
   Item 13. Certain Relationships and Related Transactions................. 26

PART IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.................................................... 27

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

         STATEMENTS IN THIS FORM 10-K THAT ARE NOT STATEMENTS OR DESCRIPTIONS OF HISTORICAL FACT ARE "FORWARD-LOOKING" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE BY THE COMPANY OR ITS REPRESENTATIVES, WHICH ARE IDENTIFIED OR QUALIFIED BY WORDS SUCH AS "LIKELY," "WILL," "SUGGESTS," "EXPECTS," "MIGHT," "BELIEVE," "MAY," "INTEND," "COULD," "SHOULD," "WOULD," "ANTICIPATES" OR "PLANS," OR SIMILAR EXPRESSIONS, ARE BASED ON A NUMBER OF ASSUMPTIONS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED OR SUGGESTED DUE TO A NUMBER OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE FACTORS AND RISKS DESCRIBED UNDER THE SECTION CAPTIONED "BUSINESS - CERTAIN RISKS ASSOCIATED WITH THE COMPANY'S BUSINESS." THE FORWARD-LOOKING STATEMENTS REPRESENT THE COMPANY'S JUDGMENT AND EXPECTATION AS OF THE DATE OF THIS REPORT. NEITHER INCARA PHARMACEUTICALS CORPORATION NOR ANY OF ITS SUBSIDIARIES ASSUMES ANY OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

ITEM 1.  BUSINESS.

OVERVIEW

         Incara Pharmaceuticals Corporation conducts discovery and development programs in three areas:

            (1) inflammatory bowel disease, using an ultra-low molecular weight heparin;
            (2) liver disorders, using a novel form of hepatic progenitor cell therapy; and
            (3) novel small molecule antioxidants for disorders such as stroke, asthma and reperfusion injury.

         Our strategy is to develop compounds or technology that have potential commercial utility in large therapeutic markets. We add value to these opportunities through a staff of experienced preclinical, clinical, administrative, financial and business management personnel, who support these activities in conjunction with the founding scientists of each program. We select partners for their capabilities outside our areas of focus, particularly for manufacturing and marketing functions. This approach increases the potential value to us from successful product candidates and allows us to develop preclinical and clinical capabilities that can be applied across multiple programs.

         On December 29, 1999, we completed the sale of Incara Research Laboratories, or IRL, our anti-infective drug discovery division, to a private pharmaceutical company for cash payments of $11,000,000. We might also receive future payments totaling up to an additional $4,000,000 in the event a compound originating from the collaboration with Merck & Co., Inc. reaches certain preclinical and clinical trial milestones. The transaction involved the sale of assets associated with Incara's anti-infective division, including rights under the collaboration agreement with Merck, and the assumption of certain related liabilities by the purchaser. From the closing of the sale until January 31, 2000 we will be reimbursed for the payroll and operating costs of IRL until the transfer of IRL employees is complete.

         Until July 1999, our most advanced product was BEXTRA(R) (bucindolol
HCl), a beta-blocker that was being evaluated in a Phase 3 clinical trial conducted by the National Institutes of Health and the U.S. Department of Veterans Affairs for use in treating congestive heart failure patients. The study was terminated in July 1999 prior to its scheduled termination date based on an interim analysis by the Data and Safety Monitoring Board that showed that treatment with bucindolol did not demonstrate a statistically significant improvement in survival in the patient population as a whole. Based on this result, we agreed to end our collaboration with BASF Pharma/Knoll AG for BEXTRA for countries outside the United States and Japan, and we terminated the European trial of BEXTRA. We do not expect to pursue further development of the compound for this or any other indication. The compound was being developed with Interneuron Pharmaceuticals, Inc. through a jointly owned company named CPEC LLC.

         Since July 1999, we have focused on the clinical development of our compound for inflammatory bowel disease and on advancing compounds and cellular therapies from our other programs toward clinical trials.

OP2000

         Our program in inflammatory bowel disease, or IBD, centers on OP2000, an oligosaccharide product derived from heparin, which was exclusively licensed from Opocrin S.p.A., of Modena, Italy, in July 1998. See "Collaborative and Licensing Arrangements." We believe that the antithrombotic and anti-inflammatory properties of OP2000 provide the rationale for evaluating its use in treating this disease. A Phase 1 pharmacokinetic clinical trial was initiated in October 1999.

INFLAMMATORY BOWEL DISEASE

         Inflammatory bowel disease describes a group of chronic inflammatory disorders of the intestine of unknown cause, often causing recurrent flares of abdominal pain, cramps, diarrhea (with or without bleeding), fever and fatigue. Two forms of IBD are Crohn's disease and ulcerative colitis. Crohn's disease typically affects the full thickness of the intestinal wall, most commonly in the lowest portion of the small intestine, but may involve any portion of the gastrointestinal tract. Ulcerative colitis results in the large intestine becoming inflamed with ulceration and bleeding. Current treatments of IBD are designed to reduce inflammation and relieve symptoms in addition to replacing lost fluids and nutrients, but treatment results are often unsatisfactory. In serious cases, surgery may be required.

         Approximately 1,200,000 patients in the United States and Europe combined have IBD. The prevalence of IBD is expected to increase as the population ages, and we believe there remains a need for effective and safe treatments.

HEPARINS AND IBD

         A large number of anecdotal cases and a recent double blind placebo-controlled clinical trial of full-length heparin in ulcerative colitis support the hypothesis that heparin can safely induce remission in IBD patients. Evidence of increased thrombotic activity has been observed, including microvascular thrombosis and ischemic damage to the bowel during flares of IBD. Patients with inherited deficiencies in blood clotting, such as von Willebrand's disease and hemophilia, have a much lower incidence of IBD than expected.

         We have licensed an ultra-low molecular weight heparin (designated OP2000) from Opocrin for all uses worldwide, except for Japan and Korea. OP2000 is a product of the chemical cleavage of heparin with the comparatively low molecular weight of 3,250 daltons (compared to full-length heparin's molecular weight of about 14,000 and other low molecular heparin's molecular weight of 4,000-6,000). OP2000 can be given once a day by subcutaneous injection, because it has a longer circulating half-life and better tissue penetration than full-length heparin. The composition of OP2000 is covered by claims of issued patents in the United States and Europe. See "Patents and Proprietary Rights."

CLINICAL DEVELOPMENT PROGRAM

         A Phase 1 clinical trial in normal volunteers started in October 1999. We plan to begin a large safety and efficacy trial in ulcerative colitis patients in late 2000. Our clinical scientists will manage the trials, including all data collection and analysis activities. If we successfully demonstrate safety and efficacy of OP2000 in the first Phase 2/3 study in ulcerative colitis, we plan to outlicense the drug to a collaborative partner.

HUMAN LIVER PROGENITOR CELL THERAPY

         Progenitor cells are a subpopulation of cells in the liver that can differentiate into a variety of daughter cells that provide liver function. We are developing human liver progenitor cells for use in the treatment of a wide variety of liver ailments.

         Incara established its liver progenitor cell program with the acquisition of a majority interest in Renaissance Cell Technologies, Inc. in September 1997. Renaissance was founded in 1995 to commercialize applications from research on human liver progenitor cells from the laboratory of Dr. Lola Reid, previously at the Albert Einstein School of Medicine and now at the University of North Carolina at Chapel Hill School of Medicine. Incara currently owns 78.0% of the outstanding stock of Renaissance.

LIVER DISEASE

         The liver is one of the largest and most complex organs in the body, serving many critical metabolic functions. More than most other organs, the liver has the ability to regenerate itself by repairing or replacing injured tissue. Despite this protection, once a critical mass of liver cells has died through disease or damage the liver can fail, leading to illness and death. Liver failure is a serious health problem. There are an estimated 300,000 hospitalizations for chronic liver diseases in the United States per year and 30,000 deaths.

         Currently, the cure for many of these liver diseases is a liver transplant. However, only about 4,500 donor livers become available each year in the United States and the total cost of transplantation and first year follow-up is estimated to average approximately $315,000. The vast majority of patients with liver diseases therefore can not rely on organ transplantation as a solution. To bridge the gap between supply and demand for liver donors, several companies are investigating the use of pig livers and pig liver cells, as well as mature human liver cells and human tumor cells housed in a bioartificial liver to support an individual on a short-term basis. These approaches, however, present a variety of scientific and medical problems, including the risk of contamination from animal viruses.

HEPATOCYTE TRANSPLANTATION


         The ability to transplant cells that have the capacity to reproduce and function in an impaired liver could reduce the need for organ transplants and provide treatment for tens of thousands of patients. In this procedure, a suspension of donor liver cells, or hepatocytes, is injected into the patient's liver or spleen. The transplanted cells take up residence in the recipient's body and provide liver functions, including detoxification and protein synthesis. Positive results from hepatocyte transplantation in rodents (both with mature hepatocytes and hepatocyte progenitors) have prompted physicians outside of Renaissance to perform transplantation of unfractionated human hepatocytes (cells not enriched for progenitor cells) in a number of human patients with encouraging results. Unfractionated human hepatocytes, obtained from livers rejected for transplant use, have been introduced into a few dozen patients, with beneficial results observed in many patients. These include patients with cirrhosis, metabolic disorders and fulminant liver failure. In one example, a 10-year-old girl, the transplanted hepatocytes have survived and partially corrected a metabolic disorder for over 22 months.

HUMAN LIVER PROGENITOR CELLS

         Incara proposes to advance the present state of hepatocyte transplantation by using human liver progenitor cells. Human liver progenitor cells, unlike mature liver cells, will divide many times, greatly expanding the utility of a single donor liver and potentially providing longer functional life in a patient. They also can survive freezing and thawing better than unfractionated cells, permitting progenitors to be stored until the need for them arises. The progenitor cells should have the capability to differentiate into the entire lineage of liver cells, providing the functions of early cells that may be missing and unable to be regenerated by transplants of unfractionated hepatocytes. The progenitor cells also might require less immunosuppression drugs to prevent rejection of the new cells, and a smaller injection volume than unfractionated cells. The human liver progenitors also avoid some of the medical and scientific challenges associated with strategies involving pig livers, pig liver cells and human tumor cells.

DEVELOPMENT STRATEGY

         We are now scaling-up the liver progenitor cell selection and isolation process to produce the amount of cells required for clinical trials. After scale-up, we intend to transfer the liver progenitor cell processing procedure to a contract cell processor with a good manufacturing practice ("cGMP") facility to produce cells suitable for use in clinical trials. Two patient populations are being considered for initial clinical trials, one consisting of infants with life-threatening inborn errors of metabolism who are too young for liver transplants. This patient population represents a group with limited alternatives where improvement in patient condition and production of the missing gene products would demonstrate function of the transplanted cells. The second series of clinical trials being planned involves adults with cirrhosis and other forms of chronic liver failure.

GENE THERAPY

         Disappointments in gene therapy clinical protocols resulting from an inability to obtain sustained gene expression provide an opportunity for progenitor cells. Progenitor cells, because of their extensive expansion potential, represent a promising cell population to produce continued gene expression. Incara's gene therapy strategy will be to transfect an exogenous gene into the liver progenitor cells and transplant these cells into the patient. Possible target disorders include hypercholesterolemias and hemophilias.

COMMERCIALIZATION

         There are approximately 125 liver transplant programs in hospitals in the United States. Marketing to these programs could be accomplished by a relatively small organization. We intend to maintain rights to market the liver progenitor cell transplantation therapy in the United States. Outside of the United States, we will seek a partnership or licensing arrangement with another pharmaceutical or biotechnology company for commercialization of the liver progenitor cell therapy program.

ANTIOXIDANT SMALL MOLECULE PROGRAM

         Incara's antioxidant program is conducted by its 65.8% owned subsidiary, Aeolus Pharmaceuticals, Inc. The scientific founders of Aeolus, James D. Crapo, M.D., and Irwin Fridovich, Ph.D., in collaboration with colleagues at Duke University, the National Jewish Medical and Research Center and Incara, are working to develop small molecules as therapeutics that overcome the limitations of superoxide dismutases or SODs.

ANTIOXIDANTS AND DISEASE

         Oxygen plays a pivotal role in supporting life by enabling energy stored in food to be converted to energy that living organisms can utilize. The ability of oxygen to participate in key metabolic processes derives from its highly reactive nature; this reactivity is necessary for life, but also causes oxygen to react harmfully with living organisms. In the body, oxygen is converted to various reactive oxygen species, including superoxide, which can then react with DNA, proteins and lipids. The cumulative result of these reactions is reduced cellular function and, ultimately, disease. Reactive oxygen species are thought to play a role in a wide variety of conditions including chronic bronchitis, stroke, asthma, reperfusion injury following heart attack, rheumatoid arthritis, Alzheimer's disease, Parkinson's disease and even aging itself.

         The enzyme SOD, which breaks down the free radical superoxide, plays a critical role in protecting the body against attack by reactive oxygen species, but the natural enzyme's high molecular weight, short half-life in circulation, inability to penetrate cells, and high cost of production limit its utility as a drug. Numerous attempts by many pharmaceutical companies in the 1980's and early 1990's using forms of the SOD enzyme failed to demonstrate the expected efficacy.

         Aeolus has synthesized a group of small molecules that have multiple potent antioxidant activities (SOD, inhibition of lipid peroxidation, scavenging of peroxynitrite) and have more desirable pharmaceutical characteristics than the natural SOD enzyme. Certain of these compounds have superoxide dismutase activities greater than the natural SOD enzymes on a weight basis in IN VITRO experiments. The lead compound in this series, AEOL 10113, has shown promising activity in preclinical models of stroke and chronic bronchitis and a number of backup compounds are also available in this series. We intend to select compounds for development in chronic bronchitis and in stroke in early 2000.

CHRONIC BRONCHITIS

         Chronic bronchitis is an inflammatory disease of the lung often caused by smoking. In 1994, according to the American Lung association, approximately 14 million Americans suffered from chronic bronchitis.

         In preclinical models, AEOL 10113 given by inhalation significantly inhibited the influx of inflammatory cells into the lung after administration of lipopolysaccharide or antigen. Lung inflammation is thought to be central to the pathogenesis of chronic bronchitis.

         Following selection of a drug candidate for chronic bronchitis, the following activities will be completed prior to initiating clinical trials:

         o Scale up manufacturing of drug substance
         o Analytical/bioanalytical methods development and validation
         o Formulation development
         o Manufacture and release of preclinical and clinical supplies
         o Initial toxicology studies (through two week exposure in two species)

         We believe that the above activities will take nine to twelve months to complete and will support single and multidose clinical studies in patients with chronic bronchitis treated for up to two weeks. These initial clinical studies are expected to take an additional six to eight months to perform. Such studies would establish short term tolerability, disposition of the drug in lung and blood (pharmacokinetics) and provide the basis for entering large multicenter safety and efficacy trials as early as mid-2001.

STROKE

         There are 550,000 new or recurrent stroke patients in North America per year and 3,000,000 stroke survivors in the United States alone. About 80% of all strokes are ischemic in nature. In Europe, there are approximately 1,000,000 strokes per year.

          In a preclinical model of ischemic stroke, where the middle cerebral artery is blocked for 90 minutes and then unblocked, AEOL 10113 reduced infarct size when introduced into the cerebrospinal fluid at 90 minutes after reperfusion (three hours after the start of ischemia). Stroke is a form of ischemia/reperfusion injury and AEOL 10113 is also highly active in a model of liver ischemia/reperfusion injury.

         Following selection of a drug candidate for stroke, activities similar to those described above for chronic bronchitis will be performed, requiring nine to twelve months of manufacturing, analytical and toxicology efforts prior to initiating human studies. Assuming satisfactory completion of the preclinical studies, Incara intends to initiate a Phase 1 human study in approximately 30 patients who have suffered a recent stroke.

COMMERCIALIZATION

         Because of the large numbers of patients suffering from chronic bronchitis and stroke, effectively marketing a pharmaceutical for treatment of these indications requires the resources of a large sales organization. We intend to seek a development and marketing partnership or licensing arrangement with an established pharmaceutical company for the chronic bronchitis and stroke indications of our antioxidant program.

COLLABORATIVE AND LICENSING ARRANGEMENTS

         Our strategy is to develop and add value to in-licensed products and sponsored research programs and to enter into collaborations and licensing agreements with corporate partners for certain functions, particularly manufacturing and marketing. Most of our product development programs rely on licenses of technology from third parties.

OPOCRIN LICENSE

         In July 1998, we signed an agreement with Opocrin to obtain the exclusive rights to OP2000 on a worldwide basis except for Japan and South Korea. We paid $1,000,000 to Opocrin as a license fee upon execution of the agreement. Additional compensation will be payable to Opocrin upon initiation of a Phase 3 clinical trial, upon filing for certain regulatory approval, upon obtaining certain regulatory approval, and upon achieving specified aggregate annual sales. The milestone payment for initiation of Phase 3 clinical trials is due no later than December 31, 2001. Incara also is to pay Opocrin royalties on net sales and is responsible for the costs of conducting clinical trials for OP2000. Opocrin has the right to manufacture the bulk substance, at a price based on cost, not to exceed a specified percentage of Incara's net sales.

DUKE LICENSES

         Aeolus has obtained exclusive worldwide rights from Duke to products using certain technology and compounds developed by Dr. Irwin Fridovich and other scientists at Duke. These scientists provide research support and advice to Aeolus in the field of free radical and antioxidant research. Further discoveries in the field of antioxidant research from these scientists' laboratories at Duke also are covered by the licenses from Duke.

         Aeolus must pay royalties to Duke on net product sales during the term of the Duke licenses, and milestone payments upon the occurrence of certain events, including FDA approval of the first product using the licensed technology. In addition, Aeolus is obligated under the Duke license to pay patent prosecution, maintenance and defense costs. The Duke licenses are terminable in the event of breach and other customary circumstances, and otherwise expire when the last licensed patent expires.

UNC LICENSE

         Renaissance has a sponsored research agreement which covers research at UNC by certain scientists in the area of hepatic stem cells and which grants Renaissance a first option to obtain an exclusive license to inventions resulting from the research. In August 1999, Renaissance obtained an exclusive worldwide license to make, use and sell products using proprietary information and technology developed under this sponsored research agreement. The UNC license includes rights to four patent applications filed during 1999, including patent applications for isolating and purifying human liver progenitor and stem cells. Renaissance will pay to UNC milestones upon the occurrence of development milestones and royalties on net sales. Renaissance also is obligated to pay patent filing, prosecution, maintenance and defense costs.

BUCINDOLOL TRANSACTIONS

         In September 1994, we acquired 80.0% of the outstanding stock of CPEC, Inc., which held the rights to bucindolol, including the exclusive, worldwide license from Bristol-Myers Squibb Company to develop bucindolol for congestive heart failure and left ventricular dysfunction. The remaining equity of CPEC, Inc. was owned by Interneuron.

         On July 15, 1999, we restructured our corporate relationship with Interneuron to reduce Interneuron's majority ownership of Incara in exchange for an increased ownership by Interneuron of CPEC, Inc. As a preliminary step in the restructuring, we acquired Interneuron's 19.9% interest in CPEC, Inc., which was then merged into CPEC LLC, a Delaware limited liability company. We redeemed 4,229,381 of the 4,511,084 shares of Incara Common Stock owned by Interneuron, in exchange for increasing the ownership of CPEC LLC by Interneuron to 65.0% from 19.9% and cancellation of certain liabilities owed to Interneuron by Incara and CPEC, Inc. which totaled $2,421,000. This cancellation has been treated as a contribution to capital by Interneuron to Incara.

         On July 29, 1999, the Company was notified that the NIH and the VA had terminated the double-blind, placebo-controlled, Phase 3 study of bucindolol known as BEST (Beta-blocker Evaluation of Survival Trial) earlier than scheduled, based on an interim analysis by the Data Safety Monitoring Board that showed that treatment with bucindolol did not demonstrate a statistically significant improvement in survival in the patient population as a whole. BEST was designed to evaluate bucindolol's use in treating patients with moderate to severe congestive heart failure. In August 1999, we agreed with Knoll to terminate the European development of bucindolol and terminated the Phase 3 clinical study of bucindolol in Europe, known as BEAT (Bucindolol Evaluation after Acute myocardial infarction Trial). We have ceased further development of bucindolol and estimated costs to wrap-up and terminate BEST and BEAT were accrued as of September 30, 1999.

MANUFACTURING AND MARKETING

         Our strategy is to contract with third parties for manufacturing capabilities that can not be established by us in a cost-effective manner. Our most advanced product, OP2000, is being manufactured for us in bulk form by Opocrin, the licensor of that product, on a cost plus basis. We have engaged a manufacturer to process the bulk drug into finished product for use in the clinical program for OP2000. We have not entered into any manufacturing arrangement with respect to the commercial supplies of OP2000.

         We are in discussions with third parties to conduct the cell processing to produce the hepatic progenitor cells being developed by Renaissance. To begin clinical trials, we must contract with a supplier to isolate the hepatic progenitor cells under cGMP conditions. We have not yet established the terms of any supply arrangement, and we might not be able to enter into any third party arrangements on satisfactory terms. We also must establish and maintain sources of livers or liver tissues from which the progenitor cells can be isolated. We have historically relied on several suppliers of liver tissues for research, but entering into the clinical trial stage of development will increase our needs. For clinical trials and ultimately for commercialization, we plan to obtain livers which are not suitable for full liver transplant from the traditional organ transplant donor programs. We are in negotiations with an established organ procurement agency to establish a program to obtain these organs.

         We have identified a potential manufacturer of clinical products for the catalytic antioxidants being developed by Aeolus, but we have not yet negotiated the terms of clinical supply.

         Because some of our potential products are being developed for large therapeutic markets requiring broad sales and marketing capabilities, we expect to partner with larger pharmaceutical companies to obtain the needed reach of a large sales force for these products. This could include products resulting from the antioxidant program of Aeolus and the international marketing of all of our products. We have not identified marketing partners for our ongoing product development programs. We might not be able to enter into any marketing arrangements on satisfactory terms.

         We might choose to establish our own marketing capabilities for product areas where a targeted marketing effort would be appropriate. This could include the liver progenitor cell program of Renaissance, which we believe would target the approximately 125 transplant centers in the United States. Establishing marketing capabilities could require substantial funds and we might not successfully establish our own marketing capabilities on a cost effective basis, or at all.

COMPETITION

GENERAL

         Competition in the pharmaceutical industry is intense and we expect it to increase. Technological developments in our fields of research and development occur at a rapid rate and we expect competition to intensify as advances in these fields are made. We will be required to continue to devote substantial resources and efforts to research and development activities. Our most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies, which have substantially greater financial, technical and human resources. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our own products. In addition, competitors might develop technologies and products that are cheaper, safer or more effective than those being developed by us or that would render our technology obsolete.

         We expect that important competitive factors in our potential product markets will be the relative speed with which we and other companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of competitive product(s) to the market. With respect to clinical testing, competition may result in a scarcity of clinical investigators and patients available to test our potential products, which could delay development.

         We are aware of products in research or development by our competitors that address the diseases being targeted by us.

INFLAMMATORY BOWEL DISEASE

         The two major forms of inflammatory bowel disease, ulcerative colitis and Crohn's disease, are treated by antidiarrheals, aminosalicylates, steroids and immunosuppressants. Crohn's disease also is being treated by off-label use of metronidazole, an antibiotic that acts as an anti-inflammatory through an unknown mechanism. Some of the drugs used to treat these diseases are available in generic form and are being marketed at a price that could be less than the price of OP2000, if it were successfully developed and approved.

         Remicade(R) was approved by the FDA in 1998 for use in treating moderately to severely active Crohn's disease. Remicade is a monoclonal antibody indicated for the reduction of the signs and symptoms of Crohn's disease in patients who have an inadequate response to conventional therapy. The drug is being marketed in the United States by Centocor, Inc.

HEPATIC DISEASES

         We are aware of competitive efforts in academic, research and commercial institutions using human hepatic cells in treatment of liver disease. Diacrin, Inc. is conducting a Phase 1 clinical trial for treatment of cirrhosis using human hepatocyte transplantation. In addition, other companies and academic laboratories are pursuing strategies to investigate the use of pig livers in transplantation as a substitute for human liver and the use of hepatocytes prepared from pig livers in a form of cell therapy. Several other companies have conducted research and development on a bioartificial liver device to treat acute liver failure which could be competitive with technology under development by Renaissance. In particular, Circe Biomedical, Inc. has conducted clinical trials with a bioartificial liver which utilizes porcine hepatocytes, and VitaGen Incorporated is conducting a clinical trial with a bioartificial liver which utilizes immortalized human liver cells. At least one company is pursuing the growth IN VITRO of mini-organs, including liver. Other corporations and academic institutions are conducting research in the area of liver and other stem cells. Stem cell research in general is being developed by a number of companies, including Geron Corporation, which has announced that it has isolated embryonic stem cells. Embryonic stem cells in theory could have the capacity to differentiate into all human systems, including the liver.

ANTIOXIDANTS AND PULMONARY DISEASES

         Several companies have explored the therapeutic potential of antioxidant compounds in numerous indications. Historically, most of these companies have focused on recombinant versions of naturally occurring antioxidant enzymes, but with limited success, perhaps because the large size of these molecules makes delivery into the cells difficult. Antioxidant drug research continues at a rapid pace despite previous clinical setbacks. Several companies have antioxidant compounds in Phase 2 clinical trials. These compounds will likely be commercially available sooner than any products being developed by us. In October 1998, Metaphore Pharmaceuticals Inc. reported results from studies of a stable superoxide dismutase mimetic, which demonstrated benefits in animal models of inflammation and reperfusion injury. Metaphore reported that their SOD mimetic substantially reduced tissue damage due to inflammation and reperfusion.

PATENTS AND PROPRIETARY RIGHTS

         We generally seek patent protection for potential products and proprietary technology in the United States and other jurisdictions, including products and technology licensed from third parties. The process for preparing and prosecuting patents is lengthy, uncertain and costly. Patents might not issue on any of the pending patent applications owned or licensed by us from third parties. Even if patents issue, the claims allowed might not be sufficiently broad to protect our technology or provide us protection against competitive products or otherwise be commercially valuable. Patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. Even if we successfully defend our patents, the costs of defense can be significant.

         We have the exclusive license from Opocrin, in all countries other than Japan and South Korea, to practice an issued patent claiming certain oligosaccharides derived from heparin and their use in antiatherosclerotic activity to develop and commercialize

OP2000. We also have a non-exclusive license from Opocrin to practice certain related patents, to the extent required for our activities related to OP2000.

         Renaissance has an exclusive license for two issued U.S. patents and four pending patent applications from Albert Einstein Medical Center and has an exclusive worldwide license from UNC to make, use and sell products using proprietary information and technology developed under the UNC sponsored research agreement. Rights to four patent applications filed during 1999 are included in the UNC license. Renaissance will pay to UNC milestones upon the occurrence of certain development milestones and royalties on net sales. Renaissance also is obligated to pay patent filing, prosecution, maintenance and defense costs.

         Aeolus' catalytic antioxidant small molecule technology base is described in one issued U.S. patent, and two additional U.S. patent applications which have been allowed. These patents and patent applications belong in whole or in part to Duke and are licensed to Aeolus. These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds to molecules that bind to specific extracellular elements.

         In addition to patent protection, we rely upon trade secrets, proprietary know-how and technological advances that we seek to protect in part through confidentiality agreements with our collaborative partners, employees and consultants. Our employees and consultants are required to enter into agreements providing for confidentiality and the assignment of rights to inventions made by them while in our service. We also enter into non-disclosure agreements to protect our confidential information furnished to third parties for research and other purposes. These types of agreements can be difficult to enforce and for some types of breach there is no satisfactory remedy for unauthorized disclosures. It is possible that our trade secrets and proprietary know-how will become known or will be independently discovered by others despite our efforts.

         Our commercial success will also depend in part on our ability to commercialize products without infringing patents or other proprietary rights of others or breaching the licenses granted to us. If we are not able to obtain a license to any third-party technology needed for our business at a reasonable cost, we might have to stop developing the product.

         As with any pharmaceutical company, our patent and other proprietary rights are uncertain. The patent rights related to our products might conflict with current or future proprietary rights of others. For the same reasons the products of others could infringe our patent or proprietary rights. Litigation or patent interference proceedings, either of which could result in substantial cost, might be necessary to enforce any patents or other proprietary rights issued to us or to determine the scope and validity or enforceability of other parties' proprietary rights. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to us. Any adverse outcome could make us pay damages to third parties, require disputed rights to be licensed from third parties, or require us to cease selling its products.

GOVERNMENT REGULATION

         Our research and development activities and the manufacturing and marketing of our future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The FDA and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use. Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing. Our clinical trials may not successfully demonstrate the safety and efficacy of any products or result in marketable products.

         The steps required by the FDA before new drug or cell therapy products may be marketed in the United States include: (1) preclinical studies; (2) the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug or cell therapy, which must become effective before human clinical trials may commence; (3) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or cell therapy for its intended use; (4) submission to the FDA of a New Drug Application (an "NDA") for a drug, or submission to the FDA of a Biological License Application (a "BLA"), in the case of a cell therapy; and (5) review and approval of the NDA or BLA by the FDA before the product may be shipped or sold commercially. In addition to obtaining FDA approval for each product, each manufacturing and cell processing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA or BLA. Each manufacturing facility, and its quality control and manufacturing procedures must also conform and adhere at all times to the FDA's cGMP regulations. In addition to preapproval inspections, the FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. Manufacturers must expend time, money and effort in the area of production and quality control to ensure full technical compliance with these standards.

         Preclinical testing includes both IN VITRO and IN VIVO laboratory evaluation and characterization of the safety and efficacy of a drug or cell therapy and its formulation. Preclinical testing results are submitted to the FDA as a part of an Investigational New Drug Application (an "IND"), which must become effective prior to commencement of human clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. Phase 1 represents the initial administration of the drug or cell therapy to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. Phase 2 involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug or cell therapy for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug or cell therapy is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 studies are initiated to further establish clinical safety and efficacy of the therapy in a broader sample of the general patient population, in order to determine the overall risk-benefit ratio of the drug or cell therapy and to provide an adequate basis for any physician labeling. During all clinical studies, we must take care to adhere to good clinical practice ("GCP") standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA or BLA to the FDA.

         The process of completing clinical testing and obtaining FDA approval for a new drug or cell therapy product is likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA or BLA in a timely manner. Even after initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA will require post-market reporting and may require surveillance programs to monitor the side effects of the drug or cell therapy. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug or cell therapy, including changes in indication, manufacturing process, labeling or a change in manufacturing facility, an NDA or BLA supplement may be required to be submitted to the FDA.

         The rate of completion of our clinical trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the availability of alternative therapies and drug regimens, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on us.

         Failure to comply with applicable FDA requirements may result in a number of consequences that could materially and adversely affect us. Failure to adhere to approved protocols and GCPs in conducting clinical trials could cause the FDA to place a clinical hold on one or more studies which would delay research and data collection necessary for product approval. Noncompliance with GCPs could also have a negative impact on FDA's evaluation of an NDA or BLA. Failure to adhere to GMPs and other applicable requirements could result in FDA enforcement action and in civil and criminal sanctions, including but not limited to fines, seizure of product, refusal of the FDA to approve product approval applications, withdrawal of approved applications, and prosecution.

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

         In addition to the regulatory framework for product approvals, we and our collaborative partners must comply with laws and regulations regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and other local, state, federal and foreign regulation. The impact of such regulation upon us cannot be predicted and could be material and adverse.

EMPLOYEES

         As of December 31, 1999, we had 33 employees, including 15 employees at IRL. Twenty-two employees were involved in scientific research and development activities. It is expected that most of the IRL employees will cease to be employees of Incara and will become employees of the purchaser of IRL at the end of January 2000. None of our employees is represented by a labor union. We consider our employee relations to be good. We are highly dependent on the principal members of our management and scientific staff. The loss of certain key employees could have a material adverse effect on us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific and managerial personnel. We face competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We might not be successful in hiring or retaining the personnel we require.

CERTAIN RISKS ASSOCIATED WITH THE COMPANY'S BUSINESS

         The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by Company management from time to time. See "Note Regarding Forward-

Looking Statements." These factors should be reviewed carefully, in conjunction with the other information in this Report and the Company's consolidated financial statements. If any of the following risks actually occur, our business and financial condition could be adversely affected. The risks described below might not be the only ones facing Incara. Additional risks and uncertainties not presently known to us also could impair our business.

WE WILL CONTINUE TO INCUR SUBSTANTIAL LOSSES AND DO NOT EXPECT TO ACHIEVE PROFITABILITY IN THE FORESEEABLE FUTURE, IF AT ALL

         As of September 30, 1999, we had an accumulated deficit of $77,242,000 from our research, development and other activities. We have not generated any revenues from product sales and do not expect to do so for several years, at least. In the past, most of our revenues have come from collaborators who reimbursed us for research and development activities. None of our current activities are being funded by third parties at this time.

IF WE DO NOT RAISE SIGNIFICANT ADDITIONAL CAPITAL, WE WILL BE UNABLE TO FUND ALL OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES AND WILL NEED TO ELIMINATE OR CURTAIL THESE PROGRAMS

         As of December 31, 1999, we had cash and investments of approximately $13,000,000. We believe we have adequate financial resources to fund our remaining operations at least through December 2000.

         Our financial requirements over the longer term will depend upon the success of our research and development programs and our ability to enter into new collaborations that provide fees and research and development ("R&D") funding. If all of our programs continue to show scientific progress, we will need significant additional funds to move compounds through the preclinical stages and into clinical trials.

THE OWNERSHIP INTERESTS OF OUR COMMON STOCKHOLDERS WILL BE SUBSTANTIALLY DILUTED BY FUTURE ISSUANCES OF STOCK, INCLUDING NEW OFFERINGS AND EXERCISES OF CURRENTLY OUTSTANDING OPTIONS AND WARRANTS

         As of December 31, 1999, Incara had 5,111,669 shares of Common Stock outstanding, including 1,094,612 shares of restricted Common Stock issued in September 1999 to employees and consultants that vest over periods ranging from five months to three years from the date of issuance. These shares may not be sold until the restrictions lapse. The vesting and forfeiture of some shares of restricted stock was accelerated in connection with the sale of IRL.

         In addition, we have contractual obligations and securities outstanding that could result in additional shares of Incara Common Stock being issued. Under the Agreement and Plan of Merger with Transcell entered into in March 1998, approximately $2,900,000 worth of additional shares of Incara Common Stock will be issued in February 2000 to the former stockholders of Transcell, based on the market price of Incara Common Stock at that time. Under the 1994 Stock Option Plan, options to purchase a total of 2,500,000 shares of Incara Common Stock may be granted to our employees, directors and consultants. As of September 30, 1999, options and warrants to purchase 984,561 and 66,816 shares were outstanding, respectively, at exercise prices ranging from $0.36 to $20.50. In addition, we have reserved 89,702 shares for issuance pursuant to our Employee Stock Purchase Plan.

         We might sell new shares of Incara Common Stock or Preferred Stock during the next year to meet our capital requirements. All of these issuances of stock will dilute the ownership interests of the existing stockholders. The threat of dilution posed by shares available for future sale could reduce the market price of Incara Common Stock and could make it more difficult for us to raise funds through equity offerings in the future.

         Holders of Incara Common Stock issued in the Transcell merger or issuable pursuant to stock warrants issued in the Transcell merger may request or require registration of their shares under the Securities Act of 1933, subject to certain conditions. Registration allows the shares to be disposed of in the public market, which might reduce the market price of Incara Common Stock.

THE PRICE OF OUR COMMON STOCK IS EXTREMELY VOLATILE

         The public market for our Common Stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. An active public market for Incara Common Stock might be limited because of the small number of shares outstanding, the limited number of investors and the small market capitalization (which is less than that authorized for investment by many institutional investors).

         The market price of our Common Stock also is subject to wide fluctuations for factors which we can not control, including the results of preclinical and clinical testing of our product candidates, decision by collaborators regarding product development, regulatory developments, market conditions in the pharmaceutical and biotechnology industries, future announcements concerning our competitors, adverse developments concerning proprietary rights, public concern as to the safety or commercial value of our products, and general economic conditions. Furthermore, the stock market has experienced significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations can adversely affect the market price and volatility of our Common Stock.

OUR R&D PROGRAMS ARE AT AN EARLY STAGE AND THEREFORE ARE SUBJECT TO SIGNIFICANT SCIENTIFIC RISKS AND UNCERTAINTIES

         Our product programs are in the early stages of development, involve unproven technology, require significant further research and development and regulatory approvals, and are subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. These risks include the possibilities that any or all of these proposed products or procedures are found to be unsafe or ineffective, or otherwise fail to receive necessary regulatory approvals; that the proposed products or procedures are uneconomical to market or do not achieve broad market acceptance; that third parties hold proprietary rights that preclude us from marketing them; or that third parties market a superior or equivalent product. We are unable to predict whether any commercially viable products will result from our R&D activities. Further, the timeframes for commercialization of any products are long and uncertain, because of the extended testing and regulatory review process required before marketing approval can be obtained.

A FAILURE TO OBTAIN OR MAINTAIN PATENT AND OTHER INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR BUSINESS

         The success of our business depends, in part, on our ability to establish and maintain adequate protection for our intellectual property, whether owned by us or licensed from third parties. We rely primarily on patents in the United States and in other key markets to protect our intellectual property. If we do not have patent protection, other companies could sell substantially identical products as ours, without incurring any liability to us. Patent prosecution, maintenance and enforcement on a global basis is expensive, and many of these costs must be incurred before we know whether a product covered by the claims will be successfully developed or marketed.

         Even if we expend considerable time and money on prosecution, a patent application might never issue as a patent. We can never be certain that we were the first to invent the particular technology or that we were the first to file a patent application for the technology, because U.S. patent applications are maintained in secrecy until a patent issues. Publications in the scientific or patent literature generally do not identify the date of an invention, so it is possible that a competitor could be pursuing the same invention and have an earlier invention date than ours.

         Even if patents issue, the claims allowed might not be sufficiently broad to protect our technology against competitive products. Patent protection also may differ from country to country, giving rise to increased competition from other products in countries where patent coverage is weak or not enforced. Once a patent issues, we still face the risk that others will try to design around our patent or will try to challenge or invalidate the patent. If a patent were invalidated, we could be subject to significant liabilities to a third party, be required to license the invention from a third party, or be prevented from using the invention altogether. The cost of litigation can be substantial, even if we prevail.

IF A THIRD PARTY WERE TO BRING AN INFRINGEMENT CLAIM AGAINST US, WE WOULD INCUR SIGNIFICANT COSTS IN OUR DEFENSE; IF THE CLAIM WERE SUCCESSFUL, WE WOULD NEED TO OBTAIN LICENSES OR DEVELOP NON-INFRINGING TECHNOLOGY

         Our business also depends on our ability to commercialize products without infringing patents or other proprietary rights of others and without breaching the scope of the licenses related to our intellectual property. The pharmaceutical industry is subject to frequent and protracted litigation regarding patent and other intellectual property rights. Most companies have numerous patents that protect their intellectual property rights. These third parties may assert claims against us with respect to our product candidates and future products. If litigation were required to determine the validity of a third party's claims, we could spend significant resources and be distracted from our core business activities, regardless of the outcome. If we did not prevail in the litigation, we could be required to license a third party's technology, which might not be possible on satisfactory terms, or discontinue our own activities and develop non-infringing technology, any of which could delay our development programs.

PROTECTION OF TRADE SECRET AND CONFIDENTIAL INFORMATION IS DIFFICULT, AND LOSS OF CONFIDENTIALITY COULD ELIMINATE OUR COMPETITIVE ADVANTAGE

         In addition to patent protection, we rely on trade secrets, proprietary know-how and confidential information to protect our technological advances. We use confidentiality agreements with our employees, consultants and collaborative partners to maintain the proprietary nature of this technology. However, confidentiality agreements can be breached by the other party, which would make our trade secrets and proprietary know-how available for use by others. There is generally no adequate remedy for breach of confidentiality obligations. In addition, the competitive advantage afforded by trade secrets is limited because a third party can independently discover or develop something identical to our own trade secrets or know-how, without liability to us.

         If our employees, consultants or collaborators were to use information improperly obtained from others (even if unintentional), disputes could arise as to ownership and rights in any resulting know-how or inventions.

OUR RESEARCH PROGRAMS RELY ON TECHNOLOGY LICENSED FROM THIRD PARTIES, AND TERMINATION OF ANY OF THOSE LICENSES WOULD RESULT IN LOSS OF SIGNIFICANT RIGHTS

         We have exclusive worldwide rights to catalytic antioxidant small molecule technology through a license agreement with Duke. We have an exclusive license agreement in all countries of the world except Japan and Korea related to OP2000. We also have the worldwide exclusive rights to license future technology arising out of research sponsored at UNC (related to liver progenitor cells) and National Jewish Medical Center (related to antioxidant small molecules). Key financial and other terms would still need to be negotiated with the research institutions, and it may not be possible to obtain any such license on terms that are satisfactory to us.

         Our licenses generally may be terminated by the licensor if we fail to perform our obligations, including obligations to develop the compounds and technologies under license. If terminated, we would lose the right to develop the products, which could adversely affect our business. The license agreements also generally require us to meet specified milestones or show reasonable diligence in development of the technology. If disputes arise over the definition of these requirements or whether we have satisfied the requirements in a timely manner, or if any other obligations in the license agreements are disputed by the other party, the other party could terminate the agreement and we could lose our rights to develop the licensed technology.

WE NEED TO OBTAIN COLLABORATIVE PARTNERS TO PERFORM MANUFACTURING AND MARKETING RESPONSIBILITIES FOR OUR POTENTIAL PRODUCTS, AND IF THOSE PARTNERS ARE NOT OBTAINED, WE WILL HAVE TO DEVELOP THE EXPERTISE AND SPEND THE RESOURCES TO PERFORM THOSE FUNCTIONS

         We do not have the staff or facilities to manufacture or market any compounds or cell therapy product being developed in our programs. We need to enter into collaborative arrangements in the future to develop, commercialize, manufacture and market products emerging from the superoxide dismutase mimetics of Aeolus. We also might seek a partner to develop the manufacturing capability for the hepatic progenitor cell therapy being developed by Renaissance. Ultimately, we also plan to seek a marketing and manufacturing partner for OP2000 if clinical studies are successful.

         A large number of small biotechnology companies are seeking collaborators, some of whom compete in the same therapeutic areas as our programs, and obtaining and maintaining new collaborative arrangements will be difficult. We may not be successful in entering into third party arrangements on acceptable terms, if at all. If we are unable to obtain or retain third party manufacturing or marketing on acceptable terms, we might be delayed in our ability to commercialize products. Substantial additional funds and personnel would be required if we needed to establish our own manufacturing or marketing operations. We might not be able to obtain adequate funding or establish such capabilities at all or in a cost-effective manner.

         Even if we do succeed in obtaining a collaborator for any of our programs, there is no guarantee that the product will ultimately be commercialized profitably, if at all. The compensation owed to collaborative partners for the manufacturing and marketing of products will reduce our profit margins and might delay or limit our ability to develop, deliver and sell products on a timely and competitive basis. Furthermore, a collaborative partner could pursue alternative technologies or develop alternative compounds either on its own or in collaboration with others, targeted at the same diseases as those involved in our programs.

         A manufacturer must conform to certain cGMP regulations for the production and packaging of products. If the manufacturer can not meet our needs or applicable regulatory standards with respect to the timing, quantity or quality of products, our development programs would be delayed.

IF WE CAN NOT RETAIN OR HIRE QUALIFIED PERSONNEL, OUR PROGRAMS COULD BE DELAYED

         We have only 33 employees, 15 of whom are at IRL, which was sold on December 29, 1999, and are highly dependent on the principal members of the management and scientific staff, including in particular Clayton I. Duncan, our President and Chief Executive Officer. We also are highly dependent on the academic collaborators of Aeolus and Renaissance for each of those programs. The loss of key employees or academic collaborators could delay progress in our programs or result in termination of them in their entirety.

         We believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific and managerial personnel. We face competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We might not be successful in hiring or retaining the personnel needed for success.

IF WE DO NOT OBTAIN AND MAINTAIN GOVERNMENT AUTHORIZATIONS TO MANUFACTURE AND MARKET PRODUCTS, OUR BUSINESS WILL BE SIGNIFICANTLY HARMED

         Our research and development activities and the manufacturing and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries. Clinical trials and the manufacturing and marketing of products are subject to the testing and approval processes of the FDA and foreign regulatory authorities. The process of obtaining required regulatory approvals for pharmaceuticals from the FDA and other regulatory authorities takes many years and is expensive. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, and if regulatory authorities do not agree with our analyses of data, our product programs could be delayed or regulatory approval could be withheld. Additional government regulations might be promulgated which could delay regulatory approval of our products. We can not control the decisions of regulatory authorities, and we therefore can not assume that any products developed by us alone or in collaboration with others will be determined to be safe and efficacious in clinical trials or meet other applicable regulatory standards to receive the necessary approvals for manufacturing and marketing. Even if such approvals are obtained, post-marketing, adverse events or other monitoring of the products could result in suspension or limitation of the approvals.

PRODUCT LIABILITY CLAIMS, IF ASSERTED AGAINST US IN THE FUTURE, COULD EXCEED OUR INSURANCE COVERAGE AND REQUIRE US TO USE OUR LIMITED CASH RESOURCES FOR PAYMENT

         The pharmaceutical business exposes us to the risk of product liability claims alleging that use of our products caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of pharmaceutical products, and might be made directly by patients involved in clinical trials of our products, by consumers or healthcare providers or by organizations selling such products. Product liability claims can be expensive to defend even if the product did not actually cause the injury or harm.

         Insurance covering product liability claims becomes increasingly expensive as a product moves through the development pipeline to commercialization. We have obtained limited product liability insurance coverage for the clinical trials for OP2000. However, the available insurance coverage may not be sufficient to cover us against all potential losses due to liability, if any, or to the expenses associated with defending liability claims. A product liability claim successfully asserted against us could exceed our coverage and require us to use our own cash resources, which would then not be available for our own products.

         In addition, some of our licensing agreements with third parties require us to maintain product liability insurance. If we can not maintain acceptable amounts of coverage on commercially reasonable terms, the corresponding agreements would be subject to termination.

CERTAIN PROVISIONS OF OUR CHARTER DOCUMENTS, OUR STOCK OPTION PROGRAM AND DELAWARE LAW COULD DISCOURAGE OR DELAY OFFERS TO ACQUIRE INCARA, WHICH MAY REDUCE THE MARKET PRICE OF OUR COMMON STOCK AND THE VOTING RIGHTS OF THE HOLDERS OF COMMON STOCK

         Certain provisions of our charter documents and Delaware law make it more difficult for a third party to acquire Incara, and might discourage a third party from offering to acquire Incara, even if a change in control would be beneficial to our stockholders. These provisions also could limit the price that certain investors might be willing to pay in the future for shares of Common Stock.

         The Board of Directors of Incara has the authority to issue up to 3,000,000 shares of Preferred Stock in one or more series, and to determine the prices, rights, preferences, privileges and restrictions, including voting rights, of the shares within each series without any further vote or action by the stockholders. We have no current plans to issue shares of Preferred Stock. However, the rights of the holders of Incara Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock with voting rights could make it more difficult for a third party to acquire a majority of the outstanding voting stock.

         As of December 31, 1999, directors and officers of Incara held approximately 14.1% of the outstanding shares of Common Stock. In addition, all outstanding stock options under Incara's 1994 Stock Option Plan become fully exercisable for 60 days following a change in control of Incara. If the directors and officers exercised all of their stock options, they would own approximately 25.6% of the outstanding shares of Common Stock. These ownership interests would make it more difficult for a third party to acquire majority voting control.

         Further, some provisions of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving Incara. Incara is subject to the antitakeover provisions of Section 203 of the DGCL. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. While such provisions are intended to enable the Incara Board of Directors to maximize stockholder value, they might have the effect of discouraging takeovers that could be in the best interest of certain stockholders. Such provisions could reduce the market value of Incara's Common Stock in the future.

WE MAY BE SUBJECT TO YEAR 2000 COMPLIANCE RISKS, WHICH COULD DISRUPT OUR OPERATIONS OR THOSE OF OUR COLLABORATORS

         The "Year 2000" issue is the result of date-sensitive devices, systems and computer programs that were deployed using a two-digit rather than a four-digit recognition system to define an applicable year. Use of any technologies with this two-digit recognition system could result in system failure or miscalculations, causing disruption of operations, including the temporary inability to conduct normal business activities in the new millennium.

         We have requested written assurances and have received responses from all key business vendors as to their Year 2000 risk. However, it is extremely difficult to assess the likelihood of these third parties' Year 2000 compliance or the impact this noncompliance may have on our operations at this time. If there are significant delays or unanticipated Year 2000 issues with key business vendors, the Year 2000 issue could have a material adverse effect on our development of its drug candidates and its future consolidated results of operations, cash flow and financial condition.

IF WE DO NOT REACH THE MARKET WITH OUR PRODUCTS BEFORE OUR COMPETITORS OFFER PRODUCTS FOR THE SAME USE, OR IF WE DO NOT COMPETE EFFECTIVELY IN MARKETING OUR PRODUCTS, THE REVENUES FROM PRODUCT SALES, IF ANY, WILL BE REDUCED

         We face intense competition in all of our development programs. The markets for therapeutic products that address inflammatory, liver and pulmonary diseases are large and competition is expected to increase. Our products might never be accepted in the market.

IF OUR PRODUCTS DO NOT QUALIFY FOR THIRD-PARTY REIMBURSEMENT, SALES COULD SUFFER BECAUSE PATIENTS CAN NOT AFFORD THE PRODUCT

         The success of our products, if any, will depend in part upon the level of reimbursement to customers from insurance companies and other payers. Sales could be reduced if governmental and third-party payers contain or reduce the cost of healthcare through the control of the price of pharmaceutical products. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar controls. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could make it more difficult to obtain a reasonable profit from our products.

         In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Significant uncertainty exists regarding the reimbursement status of newly approved therapeutic products. Third-party payers are increasingly challenging the prices charged for medical products and services. This type of pressure is intense in a market where multiple products are available. If we succeed in bringing any of our product candidates to the market, there can be no assurance that any of them will be considered cost-effective compared to other available therapies, and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive basis.

THE COSTS OF COMPLIANCE WITH ENVIRONMENTAL, SAFETY AND SIMILAR LAWS COULD INCREASE OUR COST OF DOING BUSINESS OR SUBJECT US TO LIABILITY IN THE EVENT OF NON-COMPLIANCE

         Our business is subject to regulation under state and federal laws regarding occupational safety, laboratory practices, environmental protection and the use, generation, manufacture, storage and disposal of hazardous substances. Although we believe we comply with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may be required to incur significant costs in the future to comply with existing or future environmental and health and safety regulations. Our research activities involve the use of hazardous materials, chemicals and radioactive compounds. Although we believe that our procedures for handling such materials comply with applicable state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be liable for any resulting damages.

OUR COMMON STOCK MIGHT BE DELISTED FROM THE NASDAQ NATIONAL MARKET IF WE DO NOT MEET THE LISTING CRITERIA

         We have been notified by Nasdaq that we no longer meet their criteria for continued listing on the Nasdaq National Market. An oral hearing before the Nasdaq Qualifications Panel has been scheduled for January 27, 2000 for us to appeal our potential delisting. If we are unable to satisfy the continued listing requirements, our stock might be delisted from the Nasdaq National

Market. If our stock is delisted from the Nasdaq National Market, the liquidity of our stock could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in coverage by security analysts and the news media and lower prices for our common stock than might otherwise be attained.

ITEM 2.  PROPERTIES.

         Incara currently leases 9,444 square feet of office space in Research Triangle Park, North Carolina, which is leased through April 2001. An additional 31,423 square feet of office and laboratory space in Cranbury, New Jersey, which is leased through May 2007, was transfered to the purchaser in the sale of IRL. Incara remains contingently liable for performance of this lease. We believe that these leased facilities are adequate to meet our current and future needs.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1999.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

       Name                    Age            Position
       -----                   ---            ---------
       Clayton I. Duncan        50   President, Chief Executive Officer and
                                          Director
       Richard W. Reichow       49   Executive Vice President, Chief Financial
                                          Officer, Treasurer and Secretary
       David P. Ward, M.D.      53   Executive Vice President, Research and
                                          Development
       Barbara S. Schilberg     50   Executive Vice President and General
                                          Counsel
       John P. Richert          49   Vice President, Market Development
       W. Bennett Love          44   Vice President, Corporate Planning/
                                          Communications


         Clayton I. Duncan has been President, Chief Executive Officer and a director of Incara since January 1995. From 1989 until December 1993, Mr. Duncan was President and Chief Executive Officer of Sphinx Pharmaceuticals Corporation, a biopharmaceutical company which was acquired by Eli Lilly and Company in September 1994. From December 1993 until September 1994, he served as an independent consultant to Sphinx with regard to the sale of Sphinx to Lilly. From 1987 to 1989, Mr. Duncan was a General Partner of Intersouth Partners, a venture capital firm. From 1979 to 1987, he was an executive with Carolina Securities Corporation, a regional investment banking firm, serving as Executive Vice President and a director from 1984 to 1987. Mr. Duncan was a founder and Chairman of the Board of CRX Medical, Inc., a medical products company that conducted research and development in wound management, ophthalmic disorders and interventional radiology. Mr. Duncan received an M.B.A. from the University of North Carolina at Chapel Hill.

         Richard W. Reichow has been Executive Vice President since July 1998, Secretary since October 1995, and Senior Vice President, Chief Financial Officer and Treasurer since March 1995. Mr. Reichow was employed by Sphinx as President and Chief Executive Officer from December 1993 to September 1994, as Vice President, Finance & Administration from August 1991 to September 1994, and as Chief Financial Officer and Treasurer from March 1990 to September 1994. Between September 1994 and March 1995, he was an independent financial consultant. Mr. Reichow was Vice President, Chief Financial Officer and Treasurer of CRX Medical from 1987 to 1990. Mr. Reichow is a Certified Public Accountant.

         David P. Ward, M.D. has been Executive Vice President, Research and Development of Incara since July 1998, and was Senior Vice President, Research & Development from March 1995 to July 1998. Dr. Ward was Group Vice President, Medical, Regulatory Affairs and Clinical Operations of Quintiles Transnational Corporation, a contract research organization, from October 1994 to March 1995. Dr. Ward was Vice President of Clinical Development and Regulatory Affairs of Sphinx from January 1992 to September 1994. Prior to that time, Dr. Ward was employed by SmithKline Beecham, a multinational pharmaceutical company, for more than six years, serving as Vice President and Director, Therapeutic Unit from August 1989 to January 1992, as Vice President and Medical Director, Clinical Investigation Unit for SmithKline & French Laboratories, Ltd., a multinational pharmaceutical company, from December 1988 to July 1989, as Vice President/ Medical Director of Cardiovascular Products, International Medical Affairs in 1988, and as a Medical Director of Cardiovascular Products, International Medical Affairs from 1985 to 1987. Dr. Ward received his M.D. from Case Western University Medical School.

         Barbara S. Schilberg has been Executive Vice President and General Counsel since September 1998. Ms. Schilberg was Senior Vice President, Secretary and General Counsel of Cephalon, Inc. from June 1994 through September 1998. From 1989 to 1994, she was a partner in the Business and Finance section of the law firm of Morgan, Lewis & Bockius, where she specialized in representing biopharmaceutical companies in corporate, financing and licensing transactions. Ms. Schilberg received her J.D. degree from the University of Virginia.

         John P. Richert has been Vice President, Market Development of Incara since December 1996. From May 1995 until December 1996, he held the position of Executive Director, Market Development with Incara. From October 1994 until May 1995, Mr. Richert was President of Pharma Alliance, a pharmaceutical and biotechnology business development consulting firm. Mr. Richert served as Director, Market Development with Sphinx from 1991 to 1994. Mr. Richert was employed by Schering-Plough Corporation, a major pharmaceutical manufacturer, from 1981 to 1990 where he held positions of increasing responsibility in marketing. Mr. Richert received an M.B.A. in Pharmaceutical Marketing from Fairleigh - Dickinson University.

         W. Bennett Love has been Vice President, Corporate Planning/Communications of Incara since June 1997. From October 1995 until June 1997, he held the position of Executive Director, Corporate Planning/Communications at Incara. From September 1994 to September 1995, Mr. Love was the principal of Innovation Corporate Finance, an investment banking company for early-stage technology ventures. From 1990 to 1994, Mr. Love was employed at Sphinx as Director, Corporate Planning/Communications. From 1983 through 1989, he was an investment banker with Carolina Securities. Mr. Love received an M.B.A. from the University of North Carolina at Chapel Hill.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   (A) PRICE RANGE OF COMMON STOCK

         The Company's Common stock trades on the Nasdaq National Market under the symbol "INCR". The following sets forth the quarterly high and low sales prices as reported by Nasdaq for the periods indicated. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.

                                                                High    Low
                                                                ----    ---
          Fiscal Year Ended September 30, 1998
                October 1, 1997 through December 31, 1997.... $25 1/2  $16 7/8
                January 1, 1998 through March 31, 1998.......  21 1/4   15
                April 1, 1998 through June 30, 1998..........  20 3/8    7 3/8
                July 1, 1998 through September 30, 1998......  10 1/8    3 5/8

          Fiscal Year Ended September 30, 1999
                October 1, 1998 through December 31, 1998....  10 1/8    3 3/8
                January 1, 1999 through March 31, 1999.......  15 1/2    5
                April 1, 1999 through June 30, 1999..........   8 1/4    4 1/16
                July 1, 1999 through September 30, 1999......   5 5/8      1/2


   (B) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         As of November 30, 1999, the number of record holders of the Company's Common Stock was 95 and the Company estimates that the number of beneficial owners was approximately 1,000.

   (C) DIVIDENDS

         The Company has never paid a cash dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table summarizes certain of our financial data for the past five fiscal years. This summary should be read in conjunction with the more detailed financial statements of Incara and the notes thereto which have been audited by PricewaterhouseCoopers LLP, independent accountants. The report of the independent accountants is included elsewhere in this Annual Report on Form 10-K along with our financial statements.

STATEMENT OF OPERATIONS DATA:

                                                                                     Year Ended September 30,
                                                            -------------------------------------------------------------------
                                                               1999          1998          1997          1996         1995
                                                            ------------ ------------- ------------- ------------- ------------
                                                                            (in thousands, except per share data)
Revenue:
     Contract and license fee revenue......................    $2,088       $ 6,121       $ 5,360       $ 5,348        $ 304
                                                           ------------ ------------- ------------- ------------- ------------

Costs and expenses:
     Research and development..............................    18,996        16,799        19,972         5,276        5,127
     Purchase of in-process research and development.......         -         5,343           411           350            -
     General and administrative............................     3,045         3,509         4,179         3,396        2,063
                                                           ------------ ------------- ------------- ------------- ------------
        Total costs and expenses...........................    22,041        25,651        24,562         9,022        7,190
                                                           ------------ ------------- ------------- ------------- ------------
Loss from operations.......................................   (19,953)      (19,530)      (19,202)       (3,674)      (6,886)
Investment income (expense), net...........................       355           384           831           719         (207)
Income taxes...............................................         -             -             -           (37)           -
Minority interest..........................................         -             -           568          (568)           -
                                                           ------------ ------------- ------------- ------------- ------------
Net loss................................................... $ (19,598)    $ (19,146)    $ (17,803)     $ (3,560)    $ (7,093)
                                                           ============ ============= ============= ============= ============
Net loss per common share:
     Basic and diluted..................................... $   (2.98)      $ (2.69)      $ (2.55)      $ (0.59)     $ (1.62)
                                                           ============ ============= ============= ============= ============
Weighted average common shares outstanding:
     Basic and diluted.....................................     6,583         7,113         6,982         6,062        4,384
                                                           ============ ============= ============= ============= ============

BALANCE SHEET DATA:



                                                                                             September 30,
                                                                -------------------------------------------------------------------
                                                                   1999          1998          1997          1996         1995
                                                                ------------ ------------- ------------- ------------- ------------
                                                                                           (in thousands)

Cash and cash equivalents and marketable securities............     $ 4,960      $ 23,562      $ 37,580      $ 37,391      $ 1,168
Working capital................................................       2,207        14,607         9,855        28,870       (1,397)
Total assets...................................................       8,044        27,836        42,623        40,650        2,095
Long-term portion of capital lease obligations and notes
     payable...................................................         981         1,593         2,128           896          869
Total liabilities..............................................       4,253         8,160        29,167         9,401        3,463
Total stockholders' equity (deficit)...........................       3,791        19,676        13,456        30,680       (1,368)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. Unless otherwise noted, the phrase "we" or "our" refers collectively to Incara Pharmaceuticals Corporation ("Incara"), formerly Intercardia, Inc., and its subsidiaries, CPEC LLC, Aeolus Pharmaceuticals, Inc. and Renaissance Cell Technologies, Inc. At September 30, 1999, Incara owned a 35.0% interest in CPEC, 65.8% of the outstanding stock of Aeolus and 78.0% of the outstanding stock of Renaissance.

         We had a net loss of $19,598,000 for the fiscal year ended September 30, 1999, and had an accumulated deficit of $77,242,000 at September 30, 1999. We have not yet generated any revenues from product sales and do not expect to receive any product revenues in the foreseeable future, if at all.

TRANSCELL MERGER

         In May 1998, Incara acquired all of the outstanding stock of Transcell Technologies, Inc., a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc., through a merger with Transcell in exchange for Incara Common Stock, stock options and stock warrants. The purchase of Interneuron's 77.9% interest in Transcell by Incara was treated in a manner similar to a "pooling-of-interests," because it represented a transfer of stock between entities under common control, and the acquisition of the non-Interneuron ownership interest was accounted for by using the purchase method of accounting. All of Transcell's past results of operations have been combined with our consolidated results of operations, as Transcell had historically incurred losses and our financial statements for all prior periods presented have been restated to reflect the Transcell operations. The former Transcell operation is referred to as Incara Research Laboratories, or IRL.

         The stock to be issued in the Transcell merger was to be paid in three installments. The first installment was paid upon the closing of the merger in May 1998. In lieu of the second installment payment due to Interneuron in connection with the merger, Interneuron retained 281,703 shares of Incara Common Stock as part of a corporate restructuring between Interneuron and Incara. On August 9, 1999, Incara issued 867,583 shares of Incara Common Stock, valued at approximately $1.38 per share, to the other former Transcell stockholders as payment for their second installment of the merger in the principal amount of $1,201,000. The third and final installment of approximately $2,900,000 to the former Transcell stockholders, including Interneuron, is due in February 2000 and will be paid in shares of Incara Common Stock, calculated based on the per share price at such time. The impact of the issuance of these additional shares has not been reflected in our fiscal 1999 operating results as these shares were included in the determination of the value of the purchase price of Transcell in fiscal 1998.

 YEAR 2000

         The "Year 2000" issue is the result of date-sensitive devices, systems and computer programs that were deployed using a two-digit rather than a four-digit recognition system to define an applicable year. Use of any technologies with this two-digit recognition system could result in system failure or miscalculations, causing disruption of operations, including the temporary inability to conduct normal business activities in the new millennium.

         We use computers in various parts of our business and therefore are exposed to possible operating disruptions when the Year 2000 arrives. An internal task force has assessed our computer systems and the systems of key business vendors with which we deal. Based on our assessment, we believe that our internal systems, equipment, processes are substantially Year 2000 compliant. Accordingly, we expect that the Year 2000 issue will not pose significant operational problems resulting from our internal systems and equipment.

         We have requested written assurances and have received responses from all key business vendors as to their Year 2000 risk. However, it is extremely difficult to assess the likelihood of these third parties' Year 2000 compliance or the impact this noncompliance may have on our operations at this time. If there are significant delays or unanticipated year 2000 issues with key business vendors, the Year 2000 issue could have a material adverse effect on our development of our drug candidates and our future consolidated results of operations, cash flow and financial condition.

         Due to our relatively short operating history and evolving internal systems, the modification or replacement of internal systems has not been, nor is it expected to be, a material expenditure. Total expenditures to date for Year 2000 compliance have been less than $20,000 and additional expenditures are expected to be less than $20,000. Expenditures required to make our operations Year 2000 compliant have been and will continue to be expensed as incurred. We do not believe we have a risk of loss of significant revenues due to the Year 2000, because we do not expect to receive any revenue from products or other sources in that time frame.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

         Our net loss of $19,598,000 for fiscal 1999 was $452,000 (2%) greater than the $19,146,000 net loss for fiscal 1998.

         Contract and license fee revenue for fiscal 1999 was $2,088,000, as compared to $6,121,000 for fiscal 1998. Contract and license fee revenue for fiscal 1999 primarily resulted from our collaboration with Merck & Co., Inc. During fiscal 1999, we received a $1,500,000 milestone payment from Merck for compounds that demonstrated specific IN VITRO and IN VIVO activity in both resistant and sensitive bacterial strains. Merck also funded $563,000 of research and development costs at IRL during fiscal 1999.

         Contract and license fee revenue for fiscal 1998 included (1) a $4,000,000 payment from Astra Pharmaceuticals, L.P. received pursuant to the termination of a collaboration with Astra Merck Inc. for the development, manufacturing and marketing of bucindolol in the United States, (2) $833,000 of U.S. bucindolol development support from Astra Merck prior to the termination of the Astra Merck collaboration, and (3) $1,138,000 of revenue recognized in conjunction with the Merck collaboration.

         Our research and development ("R&D") expenses increased $2,197,000 (13%) to $18,996,000 in fiscal 1999 from $16,799,000 in fiscal 1998.

         Expenses for the development of bucindolol and general R&D expenses increased $2,885,000 (59%) to $7,807,000 for fiscal 1999 from $4,922,000 for fiscal 1998. Our expenses increased after funding from the Astra Merck collaboration ended in September 1998 and also increased as a result of the costs of expanded European clinical trials for bucindolol during fiscal 1999.

         Pursuant to the Astra Merck collaboration, during fiscal 1998 Astra Merck paid for most expenses related to the development of the twice-daily formulation of bucindolol for the United States, including liabilities assumed by Astra Merck on our behalf of approximately $6,065,000. This additional amount did not flow through our Statements of Operations, because it was offset against related expenses. Because the Astra Merck collaboration was terminated in September 1998, we absorbed all of the U.S. development expenses for bucindolol in fiscal 1999. In addition, the European bucindolol clinical program with BASF Pharma/Knoll AG was expanded during fiscal 1999, resulting in expense of approximately $2,326,000 in fiscal 1999 versus approximately $1,309,000 in fiscal 1998. The development of bucindolol was terminated in the last quarter of fiscal 1999 and all estimated costs of termination were accrued as of September 30, 1999.

         R&D expenses for IRL increased by $44,000 (1%) to $8,245,000 for fiscal 1999 from $8,201,000 for fiscal 1998. During fiscal 1999 IRL incurred increased expenses for license fees paid to Princeton University and patent preparation fees. These increased expenses were offset by lower depreciation costs, because in fiscal 1998 we expensed $856,000 of property and equipment acquired from Transcell which did not meet our capitalization criteria.

         R&D expenses for Aeolus increased by $96,000 (5%) to $2,112,000 for fiscal 1999 from $2,016,000 for fiscal 1998, primarily due to an increase in contract services for research and preclinical studies of its antioxidant small molecule research program.

         R&D expenses for Renaissance increased by $172,000 (26%) to $832,000 for fiscal 1999 from $660,000 for fiscal 1998, primarily due to increased fees for patent preparation and a fee to the University of North Carolina for the license of certain technology developed under the research agreement with UNC.

         During fiscal 1998, we paid and expensed a $1,000,000 license fee for a development compound licensed from Opocrin S.p.A.

         In conjunction with the Transcell merger, we incurred a charge of $5,343,000 for the purchase of in-process research and development during fiscal 1998, because feasibility of the in-process research and development acquired was not yet established and the technology has no alternative future use. This charge represents the market value of the shares of Incara stock issued to the former minority interest owners of Transcell.

         General and administrative ("G&A") expenses decreased by $464,000 (13%) to $3,045,000 for fiscal 1999 from $3,509,000 for fiscal 1998, primarily due to the elimination of certain IRL administrative personnel and functions at IRL in conjunction with the Transcell merger.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997

         Our net loss of $19,146,000 for fiscal 1998 was $1,343,000 (8%) greater than the $17,803,000 net loss incurred in fiscal 1997.

         Contract and license fee revenue for fiscal 1998 was $6,121,000, as compared to $5,360,000 for fiscal 1997. Contract and license fee revenue for fiscal 1998 included (1) a $4,000,000 payment from Astra Pharmaceuticals received pursuant to the termination of the Astra Merck collaboration, (2) $833,000 of U.S. bucindolol development support from Astra Merck prior to the termination of the Astra Merck collaboration, and (3) $1,138,000 of revenue recognized in conjunction with the Merck collaboration.

         Contract and license fee revenue for fiscal 1997 included (1) one-time initial contract payments of $3,143,000 received from Knoll in conjunction with the execution of the collaboration with Knoll to provide for the development, manufacturing and marketing of bucindolol outside the United States and Japan,
(2) $553,000 of U.S. bucindolol development support from Astra Merck, and (3) $1,317,000 of revenue recognized in conjunction with the Merck collaboration.

         R&D expenses decreased $3,173,000 (16%) to $16,799,000 in fiscal 1998 from $19,972,000 in fiscal 1997, primarily due to the additional fiscal 1997 expense of a $10,000,000 contract payment due to Astra Merck in conjunction with the development of bucindolol. R&D expenses other than the $10,000,000 accrual increased $6,827,000 (68%) to $16,799,000 in fiscal 1998 from $9,972,000 in fiscal 1997. R&D expenses increased in all of our programs, as described below.

         Expenses for the development of bucindolol and general R&D expenses decreased to $4,922,000 for fiscal 1998 from $12,806,000 for fiscal 1997. This decrease was the result of the $10,000,000 Astra Merck contract payment being accrued in fiscal 1997, offset by increased costs for additional personnel expenses and costs related to the development of bucindolol for Europe.

         The Astra Merck collaboration required Astra Merck to pay for certain expenses related to the development of the twice-daily formulation of bucindolol for the United States. Astra Merck assumed liabilities on our behalf of $6,065,000 and $5,505,000 during fiscal 1998 and fiscal 1997, respectively. These additional amounts did not flow through our Statements of Operations, because they were offset against related expenses. As of September 30, 1998, we had approximately $944,000 of accounts receivable due from Astra Pharmaceuticals and approximately $941,000 of accrued expenses related to obligations assumed by Astra Pharmaceuticals.

         During fiscal 1998 we paid and expensed a $1,000,000 license fee for a development compound licensed from Opocrin.

         R&D expenses for IRL increased by $2,492,000 (44%) to $8,201,000 for fiscal 1998 from $5,709,000 for fiscal 1997. The increase was the result of additional personnel, a full year of costs in IRL's new facilities and $856,000 of expenses to write-off property and equipment acquired from Transcell which did not meet our capitalization criteria.

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

         In conjunction with the Transcell merger, we incurred a charge of $5,343,000 for the purchase of in-process research and development during fiscal 1998, because feasibility of the in-process research and development acquired was not yet established and the technology had no alternative future use. This charge represents the market value of the shares of Incara stock issued to the former minority interest owners of Transcell. We incurred a charge of $411,000 for purchase of in-process research and development during fiscal 1997 when Incara acquired 79.6% of the outstanding capital stock of Renaissance.

         G&A expenses decreased by $670,000 (16%) to $3,509,000 for fiscal 1998 from approximately $4,179,000 for fiscal 1997, primarily due to the elimination of certain IRL administrative personnel and functions, offset by legal and accounting costs related to the Transcell merger.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, we had cash and cash equivalents and marketable securities of $4,960,000, a decrease of $18,602,000 from September 30, 1998. This decrease primarily resulted from the $19,598,000 net loss for fiscal 1999, which included increased expenses related to bucindolol following termination of the collaboration with Astra Merck in September 1998 and the expenses associated with the operation of IRL, which was acquired in May 1998. We had an accumulated deficit of $77,242,000 at September 30, 1999. We have yet to generate any significant revenues and have no assurance of future revenues.

         On December 29, 1999, we received $11,000,000 from a private pharmaceutical company for the sale of IRL. We might also receive future payments totaling up to an additional $4,000,000 in the event a compound originating from the collaboration with Merck reaches certain preclinical and clinical trial milestones. We had approximately $13,000,000 of cash and cash equivalents and marketable securities as of December 31, 1999. We believe we have adequate financial resources to fund our remaining operations at least through December 2000.

         Our cash requirements for subsequent periods will depend on numerous factors, particularly the progress of our research and development programs. Significant additional funds will be required for us to continue our clinical program evaluating use of OP2000, a low-weight molecular heparin, in the treatment of inflammatory bowel disease, and if the development activities of Renaissance require additional laboratory facilities for the preparation of liver stem cells as a potential therapy for liver disorders.

         We plan to seek additional capital necessary to execute our business plan through one or more potential sources, including funding from new collaborations related to one or more of our product development programs or the sale of private equity or debt financing. Adequate funds might not be available at all or on terms acceptable or favorable to us. It is currently difficult for biotechnology companies to raise funds in the equity markets. Any additional equity financing, if available, would result in substantial dilution to Incara's stockholders. We have not established banking arrangements through which we can obtain additional debt financing. If we are successful in obtaining collaborations for any of our R&D programs, we expect to relinquish rights to technologies, product candidates or markets which we may otherwise develop ourselves. If we are unable to enter into new collaborations or raise additional capital to support our current level of operations, we would be required to scale back, delay or discontinue one or more of our research and development programs, or obtain funds on terms that are not favorable to us, which could have a material adverse affect on our business. Reduction or discontinuation of research and development programs could result in additional charges, which would be reflected in the period of such reduction or discontinuation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISKS.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934.

         To the Company's knowledge, there were no reports required under
Section 16(a) of the Securities Exchange Act of 1934 that were not timely filed during the fiscal year ended September 30, 1999.

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

       (3)  Exhibits.


          EXHIBIT NO.                          DESCRIPTION
          -----------                          ------------
             2.6         Agreement and Plan of Merger dated as of March 2, 1998, by and among the Company,
                         Transcell Technologies, Inc. and Interneuron Pharmaceuticals, Inc. (a)
             3.1         Certificate of Incorporation, as currently in effect. (b)
             3.2         Bylaws. (b)
             3.3*        Amendment to Bylaws dated September 23, 1999.
             4.1*        Form of Common Stock certificate.
            10.1         Form of Intercardia, Inc. Investors' Rights Agreement. (b)
            10.4**       License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995. (b)
            10.7         Acquisition Agreement relating to the acquisition by Intercardia, Inc. of 80% of CPEC,
                         Inc., dated May 13, 1994, as amended. (b)
            10.8         Intercardia, Inc. 1994 Stock Option Plan, as amended. (h)
            10.9         Office Lease between Highwoods/Forsyth Limited Partnership and Intercardia, Inc., dated April 24, 1995. (b)
            10.10        Master Equipment Lease between Phoenix Leasing Incorporated and Intercardia, Inc., dated
                         June 12, 1995, and related Sublease and Acknowledgment of Assignment to Aeolus Pharmaceuticals, Inc. (b)
            10.11**      Development and Marketing Collaboration and License Agreement between Astra Merck Inc.,
                         Intercardia, Inc. and CPEC, Inc., dated December 4, 1995. (b)
            10.12        Intercardia, Inc. 1995 Employee Stock Purchase Plan, as amended. (k)
            10.16        Tax Allocation Agreement between Interneuron Pharmaceuticals, Inc. and Intercardia, Inc.,
                         dated December 4, 1995. (b)
            10.19        Lease Amendment Number One, dated March 6, 1996, to Office Lease between
                         Highwoods/Forsyth Limited Partnership and Intercardia, Inc. (c)
            10.21**      Agreement among Intercardia, Inc., CPEC, Inc. and Knoll AG dated December 19, 1996. (e)
            10.22        Lease Amendment Number Two, dated March 14, 1997, to Office Lease between
                         Highwoods/Forsyth Limited Partnership and Intercardia, Inc. (f)
            10.23        Sponsored Research Agreement between The University of North Carolina at Chapel Hill and
                         Renaissance Cell Technologies, Inc. dated September 4, 1997. (g)
            10.24**      Sponsored Research Agreement between National Jewish Medical and Research Center and
                         Aeolus Pharmaceuticals, Inc., dated September 11, 1997. (g)
            10.26        Employment Agreement between Clayton I. Duncan and Intercardia, Inc., dated December 15, 1997. (g)
            10.27        Assignment and Assumption and Royalty Agreement effective as of May 8, 1998 between
                         Intercardia, Inc. and Interneuron Pharmaceuticals, Inc. (h)
            10.28**      Research Collaboration and License Agreement dated effective as of June 30, 1997, as amended, by and among Interneuron Pharmaceuticals, Inc., Transcell Technologies, Inc. and
                         Merck & Co., Inc., as assigned to Intercardia, Inc. effective May 8, 1998. (h)
            10.29**      License Agreement dated June 29, 1998 between Princeton University and Intercardia, Inc. (h)
            10.30        License Agreement dated April 15, 1998, effective as of June 30, 1997, between Princeton
                         University and Interneuron Pharmaceuticals, Inc., as assigned to Intercardia, Inc. by Interneuron
                         Pharmaceuticals, Inc. effective May 8, 1998. (h)
            10.31        Lease Agreement dated September 19, 1996, as amended, between Cedar Brook Corporate
                         Center, L.P. and Transcell Technologies, Inc., as assigned to Intercardia, Inc. effective May 8, 1998. (h)

            10.32        Amendment 1, dated as of July 1, 1998, to Sponsored Research Agreement between National Jewish Medical and
                         Research Center and Aeolus Pharmaceuticals, Inc. (h)
            10.33        Termination and Settlement Agreement dated September 29, 1998, between Astra Pharmaceuticals, L.P.,
                         Intercardia, Inc. and CPEC, Inc. (i)
            10.34**      License, Development, Marketing and Clinical Trials Supply Agreement between Opocrin
                         S.p.A. and Intercardia, Inc., dated July 20, 1998. (j)
            10.35        Employment Agreement between Richard W. Reichow and Intercardia, Inc., dated November 16, 1998. (j)
            10.36        Employment Agreement between David P. Ward and Intercardia, Inc., dated November 16, 1998. (j)
            10.37        Employment Agreement between John P. Richert and Intercardia, Inc., dated November 16, 1998. (j)
            10.38        Employment Agreement between W. Bennett Love and Intercardia, Inc., dated November 16, 1998. (j)
            10.39**      Development, Manufacturing, Marketing and License Agreement, effective as of December 19, 1996, among
                         Knoll AG, CPEC, Inc. and Intercardia, Inc. (l)
            10.40        Exchange Agreement dated July 15, 1999, between Intercardia, Inc. and Interneuron Pharmaceuticals, Inc. (m)
            10.41        Registration Rights Agreement dated July 15, 1999, between Interneuron Pharmaceuticals, Inc. and
                         Intercardia, Inc. (m)
            10.42        Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC,
                         Intercardia, Inc. and Interneuron Pharmaceuticals, Inc. (m)
            10.43        Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and
                         Intercardia, Inc. (m)
            10.44        Incara Pharmaceuticals Corporation 1997 Equity Incentive Plan, Form of Restricted Stock
                         Award Agreement (7-month vesting) and Form of Restricted Stock Award Agreement (3-year vesting) (n)
            10.45*       Amendment No. 2, dated June 22, 1999, to Sponsored Research Agreement between The
                         University of North Carolina at Chapel Hill and Renaissance Cell Technologies, Inc.
            10.46*       Amendment 2, dated August 16, 1999, to Sponsored Research Agreement between National Jewish Medical and
                         Research Center and Aeolus Pharmaceuticals, Inc.
            10.47*       Form of Severance Agreement dated September 23, 1999 with Clayton I. Duncan, Richard W. Reichow, David P.
                         Ward, John P. Richert and W. Bennett Love.
            10.48*+      Asset Purchase Agreement dated December 17, 1999.
            11.1*        Statement Re Computation of Net Loss Per Share.
            21.1*        List of Subsidiaries.
            23.1*        Consent of PricewaterhouseCoopers LLP.
            27.1*        Financial Data Schedules.

* Submitted herewith
** Confidential treatment granted.
+ Confidential treatment requested.

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

              (i) Incorporated by reference to the similarly numbered Exhibit to the Company's Form 8-K Current Report filed on September 30, 1998.

              (j) Incorporated by reference to the similarly numbered Exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1998.

              (k) Incorporated by reference to the similarly numbered Exhibit to the Company's Form 10-Q for the quarter ended December 31, 1998.

              (l) Incorporated by reference to the similarly numbered Exhibit to the Company's Form 10-Q for the quarter ended March 31, 1999.

              (m) Incorporated by reference to the similarly numbered Exhibit to the Company's Form 8-K Current Report filed on July 23, 1999.

              (n) Incorporated by reference to the similarly numbered Exhibit to the Company's Form 8-K Current Report filed on October 11,
                  1999.

     (b) Reports on Form 8-K.

       (1) Filed July 23, 1999 to announce restructuring of Registrant's corporate relationship with Interneuron Pharmaceuticals, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
Report of Independent Accountants......................................................................... F-2
Consolidated Balance Sheets - As of September 30, 1999 and September 30, 1998............................. F-3
Consolidated Statements of Operations - For the fiscal years ended September 30,
    1999, 1998 and 1997................................................................................... F-4
Consolidated Statements of Stockholders' Equity - For the fiscal years ended
    September 30, 1999, 1998 and 1997..................................................................... F-5
Consolidated Statements of Cash Flows - For the fiscal years ended September 30, 1999, 1998 and 1997...... F-6
Notes to Consolidated Financial Statements................................................................ F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
INCARA PHARMACEUTICALS CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Incara Pharmaceuticals Corporation and its subsidiaries (the "Company") at September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Raleigh, North Carolina
October 29, 1999, except with regard to Note A, paragraph 6 and Note M, for which the date is December 29, 1999

                       INCARA PHARMACEUTICALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               SEPTEMBER 30,
                                                                                     ----------------------------------
                                                                                         1999                1998
                                                                                     --------------     ---------------
ASSETS
Current assets:
       Cash and cash equivalents................................................           $ 2,407            $ 10,647
       Marketable securities....................................................             2,553               9,314
       Accounts receivable......................................................               282               1,096
       Prepaids and other current assets........................................               237                 117
                                                                                     --------------     ---------------
                    Total current assets........................................             5,479              21,174

Marketable securities...........................................................                 -               3,601
Property and equipment, net.....................................................             2,483               2,976
Other assets....................................................................                82                  85
                                                                                     --------------     ---------------
                                                                                           $ 8,044            $ 27,836
                                                                                     ==============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable.........................................................             $ 654               $ 752
       Accrued expenses.........................................................             1,933               3,191
       Current portion of capital lease obligations.............................               488                 565
       Current portion of notes payable.........................................               197                 194
       Accounts payable to Interneuron..........................................                 -               1,865
                                                                                     --------------     ---------------
                    Total current liabilities....................................             3,272               6,567

Long-term portion of capital lease obligations..................................               399                 816
Long-term portion of notes payable..............................................               582                 777

Stockholders' equity:
       Common stock, $.001 par value per share, 40,000,000 shares authorized,
           5,226,969 and 7,289,153 shares issued and
           outstanding at September 30, 1999 and 1998, respectively..........                    5                   7
       Additional paid-in capital...............................................            81,772              78,399
       Restricted stock.........................................................              (744)                  -
       Deferred compensation....................................................                 -              (1,086)
       Accumulated deficit......................................................           (77,242)            (57,644)
                                                                                     --------------     ---------------
                    Total stockholders' equity..................................            3,791               19,676
                                                                                     --------------     ---------------
                                                                                           $ 8,044            $ 27,836
                                                                                     ==============     ===============

   The accompanying notes are an integral part of the consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------------------------------------
                                                                       1999               1998                1997
                                                                  ----------------   ----------------    ---------------
Revenue:
      Contract and license fee revenue.....................               $ 2,088            $ 6,121            $ 5,360
                                                                  ----------------   ----------------    ---------------

Costs and expenses:
      Research and development.............................                18,996             16,799             19,972
      Purchase of in-process research and
          development......................................                     -              5,343                411
      General and administrative...........................                 3,045              3,509              4,179
                                                                  ----------------   ----------------    ---------------
           Total costs and expenses........................                22,041             25,651             24,562
                                                                  ----------------   ----------------    ---------------
Loss from operations.......................................               (19,953)           (19,530)           (19,202)

Investment income, net.....................................                   355                384                831
Minority interest..........................................                     -                  -                568
                                                                  ----------------   ----------------    ---------------
Net loss...................................................             $ (19,598)         $ (19,146)         $ (17,803)
                                                                  ================   ================    ===============
Net loss per common share:
      Basic................................................               $ (2.98)           $ (2.69)           $ (2.55)
                                                                  ================   ================    ===============
       Diluted.............................................               $ (2.98)           $ (2.69)           $ (2.55)
                                                                  ================   ================    ===============
 Weighted average common shares outstanding........                          6,583              7,113              6,982
                                                                  ================   ================    ===============

   The accompanying notes are an integral part of the consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                    COMMON STOCK      ADDITIONAL                                         TOTAL
                                                    ------------
                                                    NUMBER     PAR     PAID-IN   RESTRICTED   DEFERRED    ACCUMULATED STOCKHOLDERS'
                                                  OF SHARES   VALUE    CAPITAL     STOCK    COMPENSATION    DEFICIT      EQUITY
                                                ------------  -----  ----------- ---------- ------------  ----------- -------------
Balance at September 30, 1996...................  6,929,986    $ 7     $ 51,831     $ ---     $ (462)      $ (20,695)   $ 30,681
    Exercise of common stock options............      8,500    ---            7       ---        ---             ---           7
    Stock-based compensation....................        ---    ---           85       ---        ---             ---          85
    Cashless exercise of stock warrant..........      1,156    ---          ---       ---        ---             ---         ---
    Amortization of deferred compensation.......        ---    ---          ---       ---        166             ---         166
    Proceeds from offerings of Employee Stock
        Purchase Plan...........................     16,903    ---          320       ---        ---             ---         320
    Net loss for the fiscal year ended September
        30, 1997................................        ---    ---          ---       ---        ---         (17,803)    (17,803)
                                                ------------  -----  ----------- --------- ----------  -------------- -----------
Balance at September 30, 1997...................  6,956,545      7       52,243       ---       (296)        (38,498)     13,456
    Exercise of common stock options............     15,576    ---           59       ---        ---             ---          59
    Grants of common stock options at below
        fair value..............................        ---    ---        1,450       ---     (1,450)            ---         ---
    Stock-based compensation....................        ---    ---          464       ---        ---             ---         464
    Amortization of deferred compensation.......        ---    ---          ---       ---        660             ---         660
    Proceeds from offerings of Employee Stock
        Purchase Plan...........................     13,592    ---          142       ---        ---             ---         142
    Contribution to Transcell capital by
        Interneuron.............................        ---    ---       18,698       ---        ---             ---      18,698
    Common stock issued to unrelated parties in
        conjunction with Transcell Merger.......    303,440    ---        5,343       ---        ---             ---       5,343
    Net loss for the fiscal year ended September
        30, 1998................................        ---    ---          ---       ---        ---         (19,146)    (19,146)
                                                ------------  -----  ----------- --------- ----------  -------------- -----------
Balance at September 30, 1998...................  7,289,153      7       78,399       ---     (1,086)        (57,644)     19,676
    Exercise of common stock options............     21,851    ---           53       ---        ---             ---          53
    Amortization of deferred compensation.......        ---    ---          ---       ---        827             ---         827
    Proceeds from offerings of Employee Stock
        Purchase Plan...........................     67,851    ---          134       ---        ---             ---         134
    Contribution of payables to capital by
        Interneuron.............................        ---    ---        2,421       ---        ---             ---       2,421
    Cancellation of common stock returned by
        Interneuron............................. (4,229,381)    (4)           4       ---        ---             ---         ---
    Common stock issued to unrelated parties in
        conjunction with Transcell Merger.......    867,583      1           (1)      ---        ---             ---         ---
    Write-off of deferred compensation related
        to common stock options cancelled.......        ---    ---         (259)      ---        259             ---         ---
    Restricted common stock sold to employees
        and consultants.........................  1,209,912      1          755      (755)       ---             ---           1
    Stock-based compensation and amortization of
        Restricted Stock........................        ---    ---          266        11        ---             ---         277
    Net loss for the fiscal year ended September
        30, 1999................................        ---    ---          ---       ---        ---         (19,598)    (19,598)
                                                ------------  -----  ----------- --------- ----------  -------------- -----------
Balance at September 30, 1999...................  5,226,969    $ 5     $ 81,772    $ (744)   $   ---       $ (77,242)    $ 3,791
                                                ============  =====  =========== ========= ==========  ============== ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                                                                 ------------------------------------------------
                                                                                     1999             1998             1997
                                                                                 --------------   --------------  ---------------
Cash flows from operating activities:
     Net loss...................................................................    $ (19,598)       $ (19,146)       $ (17,803)
     Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization.......................................          771            1,837              813
            Noncash compensation................................................        1,105            1,125              251
            Purchase of in-process research and development.....................            -            5,343                -
            Interest expense on notes payable to Interneuron....................            -              918            1,152
            Minority interest in net income (loss) of consolidated subsidiary...            -                -             (568)
            Change in assets and liabilities:
                Accounts receivable.............................................          814               31              318
                Prepaids and other assets.......................................         (117)             120             (171)
                Accounts payable and accrued expenses...........................       (1,356)         (10,054)          10,377
                Deferred revenue................................................            -             (500)             500
                                                                                 -------------   --------------  ---------------
            Net cash used in operating activities...............................      (18,381)         (20,326)          (5,131)
                                                                                 -------------   --------------  ---------------
Cash flows from investing activities:
     Proceeds from sales and maturities of marketable securities................       11,406           20,400           19,545
     Purchases of marketable securities.........................................       (1,044)         (13,920)         (23,284)
     Purchases of property and equipment........................................         (278)          (1,110)          (2,244)
                                                                                 -------------   --------------  ---------------
            Net cash provided by (used in) investing activities.................       10,084            5,370           (5,983)
                                                                                -------------   --------------  ---------------
Cash flows from financing activities:
     Net proceeds from issuance of stock and warrants...........................          187              201              327
     Proceeds from notes payable................................................            2              460              155
     Principal payments on notes payable........................................         (194)            (117)             (36)
     Principal payments on capital lease obligations............................         (494)            (345)            (475)
     Advances from Interneuron, net.............................................          556            7,219            6,252
     Proceeds from sale/leaseback transactions..................................            -                -            1,341
                                                                                 -------------   --------------  ---------------
            Net cash provided by financing activities...........................           57            7,418            7,564
                                                                                 -------------   --------------  ---------------
            Net decrease in cash and cash equivalents...........................       (8,240)          (7,538)          (3,550)
Cash and cash equivalents at beginning of period................................       10,647           18,185           21,735
                                                                                 -------------   --------------  ---------------
Cash and cash equivalents at end of period......................................      $ 2,407         $ 10,647         $ 18,185
                                                                                 =============   ==============  ===============
Supplemental disclosure of investing and financing activities:
     Cash payments of interest..................................................        $ 251            $ 222            $ 129
                                                                                 =============   ==============  ===============
     Contribution of payables to capital by Interneuron.........................      $ 2,421              $ -              $ -
                                                                                 =============   ==============  ===============
     Property and equipment acquired through financing arrangements..........             $ -            $ 110            $ 500
                                                                                 =============   ==============  ===============

   The accompanying notes are an integral part of the consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       NATURE OF THE BUSINESS

         The Company conducts discovery and development programs in three areas:
(1) inflammatory bowel disease, using an ultra-low molecular weight heparin; (2) liver disorders, using a novel form of hepatic progenitor cell therapy; and (3) novel small molecule antioxidants for disorders such as stroke, asthma and reperfusion injury.

         The "Company" refers collectively to Incara Pharmaceuticals Corporation ("Incara"), formerly Intercardia, Inc., and its subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus") and Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance"). At September 30, 1999, the Company owned a 35% interest in CPEC LLC, a Delaware limited liability company. At September 30, 1999, Incara owned 65.8% of the outstanding stock of Aeolus and 78.0% of the outstanding stock of Renaissance.

         Until July 15, 1999, Incara was a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). On July 15, 1999, Incara restructured its corporate relationship with Interneuron to reduce Interneuron's majority ownership of Incara in exchange for an increased ownership by Interneuron of CPEC, Inc., a Nevada corporation (the "Restructuring"). Prior to the Restructuring, CPEC, Inc. was owned 80.1% by Incara and 19.9% by Interneuron. Subsequent to the Restructuring, CPEC LLC is owned 35.0% by Incara and 65.0% by Interneuron (see Note J).

         Until July 1999, the Company's most advanced product was BEXTRA(R) (bucindolol HCl), a beta-blocker that was being evaluated in a Phase 3 clinical trial conducted by the National Institutes of Health (the "NIH") and the U.S. Department of Veterans Affairs (the "VA") for use in treating congestive heart failure patients. The agencies terminated the study in July 1999, prior to its scheduled termination date, because an interim data analysis indicated there was no significant survival advantage of treatment with bucindolol for the patient population as a whole. In August 1999, the Company agreed to end the collaboration (the "Knoll Collaboration") with BASF Pharma/Knoll AG ("Knoll") for BEXTRA for countries outside the United States and Japan (the "Knoll Territory"), and terminated the European trial of BEXTRA. Based on information to date, the Company does not expect to pursue the compound further for this or any other indication, but a final decision will be made after the database is received from the U.S. study.

         In May 1998, Incara acquired all of the outstanding stock of Transcell Technologies, Inc. ("Transcell"), a majority-owned subsidiary of Interneuron, in a merger of Transcell with and into Incara and also acquired certain related technology rights held by Interneuron in exchange for Incara Common Stock, stock options and stock warrants (the "Transcell Merger"). The purchase of Interneuron's 77.9% interest in Transcell by Incara was treated in a manner similar to a "pooling-of-interests," because it represented a transfer of stock between entities under common control, and the acquisition of the non-Interneuron ownership interest was accounted for by using the "purchase" method of accounting. All of Transcell's past results of operations have been combined with the results of operations for the Company, and the Company's financial statements for all prior periods presented have been restated to reflect the Transcell Merger.

         On December 29, 1999, the Company sold the former Transcell operation, which is referred to as Incara Research Laboratories ("IRL"), to a private pharmaceutical company for $11,000,000 and the right to receive up to an additional $4,000,000 in the event a compound originating from the Research Collaboration and Licensing Agreement (the "Merck Collaboration"), originally entered into among Transcell, Interneuron and Merck & Co., Inc. ("Merck"), reaches certain preclinical and clinical trial milestones. The transaction involved the sale of assets associated with Incara's anti-infective division, including rights under the Merck Collaboration and the assumption of certain related liabilities by the purchaser. The Company remains contingently liable on some debt and lease obligations assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey. With the proceeds from the sale of IRL, the Company had cash and cash equivalents and marketable securities of approximately $13,000,000 at December 29, 1999. The Company believes that it has adequate financial resources to fund its remaining operations at least through December 2000. The Company's financial requirements over the longer term will depend upon the success of its research and development programs and its ability to enter into new collaborations that provide fees and research and development funding. If all of the Company's programs continue to show scientific progress, the Company will need significant additional funds to move compounds through the preclinical stages and into clinical trials.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Incara and its majority-owned subsidiaries. The operations of CPEC, Inc. prior to the Restructuring are included in the Company's consolidated financial statements. Subsequent to the Restructuring, the Company uses the equity method to account for its 35.0% ownership interest in CPEC LLC (see Note
J). All significant intercompany accounts and transactions have been eliminated.

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

         CASH AND CASH EQUIVALENTS: The Company invests available cash in short-term bank deposits, money market funds, commercial paper and U.S. Government securities. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at September 30, 1999 and 1998 due to their short-term nature.

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

         ACCOUNTS RECEIVABLE: The accounts receivable balance at September 30, 1999 is primarily comprised of an amount due from Interneuron for the portion of the amount payable by the Company to Knoll for bucindolol related liabilities. The accounts receivable balance at September 30, 1998 was primarily comprised of amounts due from Astra Pharmaceuticals, L.P. ("Astra Pharmaceuticals"), formerly Astra Merck Inc. ("Astra Merck"), for bucindolol related liabilities assumed by Astra Pharmaceuticals.

         PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements and equipment under capital leases, over the lesser of the estimated useful lives or the lease terms. The estimated useful lives are two years for computers and five years for equipment. Subsequent to the Transcell Merger in May 1998, the Company wrote off $856,000 of property and equipment acquired from Transcell because certain items did not meet the Company's minimum cost per item capitalization criteria. The majority of the Company's property and equipment at September 30, 1999 and 1998 relates to the former Transcell operations.

         The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets related. No impairments were required to be recognized during the fiscal years ended September 30, 1998 and 1999.

         Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

         REVENUE RECOGNITION: Revenue is recognized under collaboration or research and development agreements when services are performed or when contractual obligations are met. Cash received in advance of revenue recognition is recorded as deferred revenue.

         RESEARCH AND DEVELOPMENT: Research and development costs are expensed in the period incurred. Payments related to the acquisition of in-process research and development are either capitalized or expensed based upon the stage of development of the acquired compound or technology at the date of acquisition.

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

         NET LOSS PER COMMON SHARE: During 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). Pursuant to the adoption of SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, all net loss per common share calculations reflect a historical approach methodology. Basic net loss per common share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. At September 30, 1999 had such potential common shares not been antidilutive, their effect would be to increase the shares used in computing diluted net loss per common share to 6,278,346 shares.

         ACCOUNTING FOR STOCK-BASED COMPENSATION: The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

         COMPREHENSIVE INCOME: The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), during the fiscal year ending September 30, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

         SEGMENT REPORTING: The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), during the fiscal year ending September 30, 1999. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company currently operates in only one segment.

         RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued, SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged. In May 1999, the FASB delayed the effective date of SFAS 133 for one year, to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not currently nor does it intend in the future to use derivative instruments and therefore does not expect that the adoption of SAFS 133 will have any impact on its financial position or results of operations.

         RECLASSIFICATIONS: Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with classifications adopted in 1999.


C.   MARKETABLE SECURITIES

         The Company has classified all marketable securities as available-for-sale. The amortized cost of these securities approximates their market value, yielding no unrealized holding gains or losses at September 30, 1999 and 1998. Marketable securities consisted of the following at September 30, 1999 and 1998 (in thousands):

                                                     1999         1998
                                                    ------       -------
         Corporate notes................            $2,553       $11,886
         Government notes...............                 -         1,029
                                                    ------       -------
                                                    $2,553       $12,915
                                                    ======       =======

         The maturities of these securities as of September 30, 1999 and 1998 were as follows (in thousands):

                                                     1999         1998
                                                    ------       -------

         Within one year...................         $2,553        $9,314
         After one year through two years..              -         3,601
                                                    ------       -------
                                                    $2,553       $12,915
                                                    ======       =======

D.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at September 30, 1999 and 1998 (in thousands):
                                                             1999      1998
                                                            -------  --------
         Office equipment..................................  $ 735     $ 610
         Laboratory equipment..............................  1,411     1,258
         Leasehold improvements............................  1,774     1,774
                                                            -------  --------
                                                             3,920     3,642
         Less:  accumulated depreciation and amortization.. (1,437)     (666)
                                                            -------  --------
                                                            $2,483    $2,976
                                                            =======  ========

         The above amounts included equipment under capital lease obligations with a cost of $930,000 at September 30, 1999 and 1998 and a net book value of $394,000 and $663,000 at September 30, 1999 and 1998, respectively. Property and equipment with a cost and net book value of $360,000 and $201,000 at September 30, 1999, respectively, was pledged as collateral on notes payable.

E.       ACCRUED EXPENSES

         At September 30, 1999 and 1998, accrued expenses consisted of the following (in thousands):

                                                             1999        1998
                                                             --------   --------
         Payroll related liabilities....................         $305      $ 674
         Bucindolol liabilities assumed by Astra Merck..            -        941
         Other accrued bucindolol development costs.....        1,619      1,491
         Other..........................................            9         85
                                                             --------   --------
                                                               $1,933     $3,191
                                                             ========   ========


F. COMMITMENTS

         The Company leases office and laboratory space under non-cancelable operating leases. Rent expense under non-cancelable operating leases was $1,147,000, $1,154,000 and $909,000 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively. The Company also leases certain equipment under capital leases.

         At September 30, 1999, the Company's future minimum payments under lease arrangements consisted of the following (in thousands):

                                                         Operating   Capital
         Fiscal Year Ending September 30,                  Leases     Leases
                                                         ----------  ---------
            2000........................................    $1,124      $ 585
            2001........................................     1,046        386
            2002........................................       939         28
            2003........................................       957         20
            2004........................................       958          -
            After 2004..................................     3,508          -
                                                         ----------  ---------
            Total minimum lease payments................    $8,532      1,019
            Less:  amount representing interest....................      (132)
                                                                     ---------
            Present value of future minimum lease payments.........     $ 887
                                                                    ==========

G.       NOTES PAYABLE

         Notes payable at September 30, 1999 and 1998 consisted of the following (in thousands):

                                                                  1999     1998
                                                                  ----     ----
         Note payable to North Carolina Biotechnology Center,
              including accrued interest at 8.75%, principal
              and interest due in December 2000 ................ $  25    $  23

         Note payable to minority stockholder of  Renaissance,
              including accrued interest at 5.79%, principal
              and interest due in March 2000 ...................    29       76

         Note payable to a financial institution, principal
              and interest at 13.4%, payable in monthly
              installments of $14,000 with a balloon payment
              of $69,000 due in June 2001 ......................   297      461

         Note payable to landlord, principal and interest
              at 11.5%, payable in monthly installments
              of $7,000 with a balloon payment of
              $320,000 due in June 2002 ........................   428      411
                                                                 -----    -----
         Notes payable, including current maturities ...........   779      971
         Less - current maturities .............................  (197)    (194)
                                                                 -----    -----
         Long-term notes payable ............................... $ 582    $ 777
                                                                 =====    =====

         At September 30, 1999, future maturities of notes payable were as follows (in thousands):

         Fiscal Year Ending September 30,
         --------------------------------
         2000.........................................................   $   197
         2001.........................................................       232
         2002.........................................................       350
                                                                         -------
                                                                         $   779
                                                                         =======
H.       STOCKHOLDERS' EQUITY

         PREFERRED STOCK: The Certificate of Incorporation of Incara authorizes the issuance of up to 3,000,000 shares of Preferred Stock, at a par value of $.01 per share. The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company. No shares of Preferred Stock were outstanding at September 30, 1999 and 1998.

         COMMON STOCK: The Certificate of Incorporation of Incara authorizes the issuance of up to 40,000,000 shares of Common Stock, at a par value of $.001 per share.

         In May 1998, Incara issued 494,823 shares of Common Stock as the first installment of the Transcell Merger (see Note K). In lieu of the second installment payment due to Interneuron, Interneuron retained 281,703 shares of Incara Common Stock as part of the Restructuring (see Note J). On August 9, 1999, Incara issued 867,583 shares of Incara Common Stock, valued at approximately $1.38 per share, to the other former Transcell stockholders as payment for their second installment of the Transcell Merger in the principal amount of $1,202,000. The third and final installment of $2,881,000 is due to the former Transcell stockholders, including Interneuron, in February 2000 and will be paid in shares of Incara Common Stock, calculated based on the per share price at that time. The impact of the issuance of the additional shares to be issued subsequent to September 30, 1999 has not been reflected in Incara's Common Stock outstanding or its earnings per share calculations, but was included in the determination of the value of the purchase price consideration of Transcell in May 1998.

         RESTRICTED STOCK: As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management, employees and key consultants, the Company's Board of Directors adopted the 1999 Equity Incentive Plan (the "1999 Plan") in September 1999. The 1999 Plan provides for the grant of restricted stock ("Restricted Stock") awards which entitle employees and consultants to receive up to an aggregate of 1,400,000 shares of the Company's Common Stock upon satisfaction of specified vesting periods. As of September 30, 1999, Restricted Stock awards to acquire an aggregate of 1,209,912 shares had been granted to employees and key consultants of the Company (the "Participants") in consideration of services rendered by the Participants to the Company, the cancellation of options for an equal number of shares of Common Stock and payment of the par value of the shares. The shares subject to the awards have not been registered under the Securities Act of 1933, but it is the Company's intention to register the Restricted Stock so that the shares may be sold by the Participants upon vesting of the shares. The shares of Restricted Stock vest over up to three years. No shares of Restricted Stock were vested at September 30, 1999.

         The Company has incurred and will continue to incur compensation expense through the vesting period of the Restricted Stock. The value of the Restricted Stock awards of 1,209,912 shares at the date of the grant totaled $755,000, based on the trading price of the Company's common stock of $0.625 per share. The value of the Restricted Stock will be amortized on a straight-line basis over the vesting period of the Restricted Stock. The Company recognized $11,000 of expenses related to these awards during fiscal 1999.

         EMPLOYEE STOCK PURCHASE PLAN: In October 1995, Incara adopted the Employee Stock Purchase Plan (the "ESPP") covering an aggregate of 100,000 shares of Common Stock. In March 1999, the stockholders approved an amendment to increase the Common Stock reserved for issuance under the ESPP to 200,000 shares. Offerings are for one-year periods beginning on October 1 of each year (an "Offering") and are divided into two six-month Purchase Periods (the "Purchase Periods"). Employees may contribute up to ten percent (10%) of gross wages, with certain limitations, via payroll deduction, to the ESPP. Common Stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the closing price of Incara's Common Stock on the first day of an Offering or the last day of the related Purchase Period. As of September 30, 1999, 110,298 shares of Common Stock had been purchased pursuant to the ESPP and 89,702 shares were reserved for future issuances.

         STOCK OPTION PLAN: Under Incara's 1994 Stock Option Plan (the "1994 Plan"), incentive stock options ("ISOs") or non-qualified stock options to purchase 2,500,000 shares of Incara's Common Stock may be granted to employees, directors and consultants of the Company. The exercise price of the ISOs granted under the 1994 Plan must not be less than the fair market value of the Common Stock as determined on the date of the grant. The options may have a term up to 10 years. All options which have been granted under the 1994 Plan vest at various rates over periods from two to seven years following the date of the grant.

         Stock option activity under the 1994 Plan was as follows:

                                                                Weighted Average
                                                   Shares        Exercise Price
                                                 ----------     ----------------
         Outstanding at September 30, 1996..      1,176,549         $    8.36
              Granted ......................        276,713         $   16.38
              Exercised ....................         (8,745)        $    0.77
              Cancelled ....................        (27,807)        $   12.15
                                                 ----------
         Outstanding at September 30, 1997..      1,416,710         $    9.89
              Granted ......................      1,901,886         $    9.61
              Exercised ....................        (15,629)        $    3.77
              Cancelled ....................     (1,032,835)        $   19.18
                                                 ----------
         Outstanding at September 30, 1998..      2,270,132         $    5.47
              Granted ......................         95,500         $    5.66
              Exercised ....................        (21,851)        $    2.45
              Cancelled ....................     (1,359,220)        $    7.53
                                                 ----------
         Outstanding at September 30, 1999          984,561         $    2.70
                                                 ==========

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

         The details of stock options outstanding at September 30, 1999 were as follows:

                                      Options Outstanding                        Options Exercisable
                                      -------------------                        -------------------
                           Number          Weighted          Weighted            Number        Weighted
      Range of         Outstanding at       Average          Average         Exercisable at     Average
      Exercise          September 30,      Exercise         Remaining        September 30,      Exercise
       Price                1999             Price       Contractual Life         1999           Price
      --------         --------------      --------      ----------------    --------------     --------
       $0.36                   423,048         $ 0.36       5.4 years               423,048         $ 0.36
  $0.60  -   $0.63              80,500         $ 0.60       6.2 years                70,500         $ 0.60
       $1.00                   162,809         $ 1.00       5.9 years               162,809         $ 1.00
  $3.19  -   $4.38               9,594         $ 3.31       7.7 years                 9,594         $ 3.31
       $5.75                   180,000         $ 5.75       8.9 years                45,000         $ 5.75
  $7.12  -  $11.03             110,985         $ 8.41       8.1 years                73,565         $ 8.81
  $15.00 -  $20.50              17,625         $16.71       6.8 years                13,583         $17.03
                             ---------                                            ---------
                               984,561         $ 2.70       6.5 years               798,099         $ 1.91
                             =========                                            =========

         Under the principles of APB No. 25, the Company does not recognize compensation expense associated with the grant of stock options to employees, except if an option is granted with an exercise price at less than fair market value. SFAS 123 requires the use of option valuation models to recognize as expense stock option grants to consultants and to provide supplemental information regarding options granted to employees after September 30, 1995.

         The Company's pro forma information utilizing the Black-Scholes option valuation model for the fiscal years ended September 30, 1999, 1998 and 1997 is as follows:

                                                1999          1998         1997
                                                ----          ----         ----
         Net loss (in thousands)
             As reported......................$19,598       $19,146      $17,803
             Pro forma........................$20,889       $22,353      $20,314

         Basic and diluted net loss per share
             As reported......................  $2.98         $2.69        $2.55
             Pro forma........................  $3.17         $3.14        $2.91

         Pro forma information regarding net loss was determined as if the Company had accounted for its employee stock options and shares sold under the ESPP under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants:

                                                      1999              1998
                                                      ----              ----
         Dividend yield..........................      0%                0%
         Expected volatility.....................     84.8%            69.9%
         Risk-free interest rate.................  4.8% - 5.3%      5.3% - 5.6%
         Expected option life after
          shares are vested......................   3 years           2 years

         For the fiscal years ended September 30, 1999, 1998 and 1997, all stock options issued were either issued at fair market value or were replacement stock options issued pursuant to the Transcell Merger. During fiscal 1998, Transcell granted to certain key consultants, stock options with an exercise price below fair market value on the date of the grant.

         SUBSIDIARY STOCK OPTION PLANS: Incara's subsidiaries, Aeolus and Renaissance, also have stock option plans. The number of options authorized for the Aeolus stock option plan is 50,000 shares. During the year ended September 30, 1997, an option to purchase 30,000 shares of common stock was granted. This option was outstanding at September 30, 1999. The number of options authorized for the Renaissance stock option plan is 68,055 shares, with no options granted or outstanding at September 30, 1999.

         WARRANTS: In May 1998, Incara issued replacement stock warrants to purchase 17,783 shares of Incara Common Stock at an exercise price of $13.49 in connection with the Transcell Merger. As of September 30, 1999, warrants to purchase 66,816 shares were outstanding, 49,033 of which are exercisable at an exercise price of $8.25 per share until February 2001, and 17,783 of which are exercisable at an exercise price of $13.49 per share until May 2003.


I.       INCOME TAXES

         As of September 30, 1999 and 1998, the Company had federal net operating loss carryforwards of $56,375,000 and $44,602,000, respectively, and state operating loss carryforwards of $17,509,000 and $12,660,000, respectively. The use of these federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. The federal net operating losses will begin to expire in 2010. The state net operating losses will begin to expire in 2001.

Significant components of the Company's deferred tax assets at September 30, 1999 and 1998 consisted of the following (in thousands):

                                                             1999        1998
                                                             ----        ----
         Net operating loss carryforwards ............    $ 20,063    $ 15,812
         AMT credit carryforwards ....................          37          37
         Research and development credit carryforwards       1,195         768
         Accrued payroll related liabilities .........       1,521       1,387
         Charitable contribution carryforwards .......         441         217
         Other .......................................         533         660
                                                          --------    --------
              Total deferred tax assets ..............      23,790      18,881
         Valuation allowance for deferred assets .....     (23,790)    (18,881)
                                                          --------    --------
              Net deferred tax asset .................      $   --      $   --
                                                          ========    ========

         Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carryforwards.

         Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

                                                  1999        1998        1997
                                                -------     -------     -------
         Effective tax rate ...........               0%          0%          0%
                                                =======     =======     =======

         United States Federal statutory rate   $(6,663)    $(6,510)    $(6,246)
         State taxes (net of federal benefit)      (273)        853        (505)
         Change in valuation reserves .......     4,909       4,394       7,011
         Gain on sale of subsidiary .........     2,371          --          --
         Pipeline research and development ..        --       1,464          --
         Other ..............................      (344)       (201)       (260)
                                                -------     -------     -------
            Provision for income taxes ......    $   --       $  --       $  --
                                                =======     =======     =======
J.       BUCINDOLOL TRANSACTIONS

         In September 1994, Incara acquired 80.0% of the outstanding stock of CPEC, Inc. CPEC, Inc. held the rights to bucindolol, including the exclusive, worldwide license from Bristol-Myers Squibb Company to develop bucindolol for congestive heart failure and left ventricular dysfunction.

         In December 1995, the Company entered into a collaboration with Astra Merck for the development of bucindolol in the United States (the "Astra Merck Collaboration"). During the fiscal years ended September 30, 1998 and 1997, the Company recognized contract revenue of $834,000 and $553,000, respectively, from payments made by Astra Merck to the Company, exclusive of a termination fee of $4,000,000 received in September 1998 discussed below. During the fiscal years ended September 30, 1998 and 1997, Astra Merck funded $6,065,000 and $5,505,000, respectively, of the Company's research and development expenses. These additional amounts did not flow through the Company's Statements of Operations, because they were offset against related expenses. Pursuant to the terms of the Astra Merck Collaboration, the Company paid Astra Merck $10,000,000 in December 1997, which had been accrued as a liability at September 30, 1997. In July 1998, Astra Merck's business was restructured to combine it with Astra AB's wholly-owned subsidiary, Astra USA Inc., in a new limited partnership in which Astra AB had management control as the general partner. The new company, Astra Pharmaceuticals, had an expanded product line that included a beta-blocker (metoprolol succinate). Because metoprolol and bucindolol were both beta-blockers being investigated for heart failure, Astra Pharmaceuticals and the Company agreed in September 1998 to terminate the Astra Merck Collaboration. Pursuant to the Termination and Settlement Agreement. Astra Pharmaceuticals returned to the Company all rights, material and information relating to bucindolol and paid it a termination fee in the amount of $4,000,000. This payment was immediately recognized as contract and license fee revenue because the Company had no ongoing obligations.

         In December 1996, the Company entered into the Knoll Collaboration with Knoll to develop bucindolol for the Knoll Territory. Knoll and the Company had agreed to share the development costs of bucindolol for the Knoll Territory. In general, Knoll was to pay approximately 60% of certain development and marketing costs and the Company was to pay approximately 40% of such costs, subject to certain maximum dollar limitations. The Company recognized contract and license fee revenue from the Knoll Collaboration of $26,000, $149,000 and $3,480,000 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

         On July 15, 1999, Incara restructured its corporate relationship with Interneuron to reduce Interneuron's majority ownership of Incara in exchange for an increased ownership by Interneuron of CPEC, Inc. Prior to the Restructuring, CPEC, Inc. was owned 80.1% by Incara and 19.9% by Interneuron. As a preliminary step in the Restructuring, Incara acquired Interneuron's 19.9% interest in CPEC, Inc., which was then merged into CPEC LLC, a Delaware limited liability company. Incara redeemed 4,229,381 of the 4,511,084 shares of Incara Common Stock owned by Interneuron, in exchange for a 65.0% ownership of CPEC LLC and cancellation of certain liabilities owed to Interneuron by Incara and CPEC, Inc. which totalled $2,421,000. This cancellation has been treated as a contribution to capital by Interneuron to Incara. The Company's net investment in CPEC LLC of $140,000 at September 30, 1999 is included in Other Assets in the accompanying consolidated balance sheet. The Company's share of CPEC LLC's loss since the date of the Restructuring was $385,000 which is included in research and development expenses in the accompanying consolidated statement of operations.

         Before the Restructuring, Incara had funded approximately 80.1% of the net worldwide expenses related to bucindolol and Interneuron funded approximately 19.9%, in proportion to their respective ownership interests in CPEC, Inc. After the Restructuring, Incara and Interneuron are responsible for funding 35.0% and 65.0%, respectively, of CPEC LLC's expenses related to the development of bucindolol in the United States and Japan (the "CPEC Territory"). As part of the Restructuring, Incara received an exclusive license of CPEC's rights in the Knoll Territory and is responsible for all bucindolol expenses in the Knoll Territory.

          On July 29, 1999, the Company was notified that the NIH and the VA had terminated the double-blind, placebo-controlled, Phase 3 study of bucindolol known as BEST (Beta-blocker Evaluation of Survival Trial) earlier than scheduled, based on an interim analysis by the Data and Safety Monitoring Board ("DSMB") that treatment with bucindolol did not demonstrate a statistically significant improvement in survival in the patient population as a whole. BEST was designed to evaluate bucindolol's use in treating patients with moderate to severe congestive heart failure. Incara has not received the final data from BEST. Based on information to date, the Company does not expect to pursue the compound further for this or any other indication, but a final decision will be made after the database is received from the U.S. study. Some costs, such as completion of clinical monitoring of BEST and storage of clinical supplies, will continue to be incurred, although Incara and CPEC LLC are taking steps where possible to minimize those costs. All estimated BEST termination costs were accrued as of September 30, 1999.

         On August 3, 1999, following the decision by the NIH and VA to terminate BEST, Knoll terminated the Knoll Collaboration. Knoll and Incara also terminated the Phase 3 clinical study of bucindolol being conducted in Europe, which was known as BEAT (Bucindolol Evaluation after Acute myocardial infarction Trial). Some costs, such as BEAT termination costs, will continue to be incurred, although Incara and Knoll are also taking steps to minimize those costs. All estimated BEAT termination costs were accrued as of September 30, 1999.

K.       ACQUISITIONS

TRANSCELL TECHNOLOGIES, INC.

         In May 1998, Incara acquired all of the outstanding stock of Transcell in a merger of Transcell with and into Incara, and also acquired related technology rights held by Interneuron in exchange for Incara Common Stock with an aggregate market value of $14,200,000. In addition, Incara issued replacement stock options and warrants to purchase 241,705 shares and 17,783 shares, respectively, of Incara Common Stock to Transcell employees, consultants and warrant holders, with a total estimated value of $1,507,000. Under the terms of the Agreement and Plan of Merger between Incara, Transcell and Interneuron dated March 2, 1998, Transcell stockholders receive Incara Common Stock in three installments. The first installment of 320,151 shares was issued upon closing the transaction on May 8, 1998 (the "Closing"). In lieu of the second installment payment due to Interneuron, Interneuron retained 281,703 shares of Incara Common Stock as part of the Restructuring. On August 9, 1999, Incara issued 867,583 shares of Incara Common Stock, valued at approximately $1.38 per share, to the other former Transcell stockholders as payment for their second installment of the Transcell Merger in the principal amount of $1,202,000. The third and final installment of approximately $2,900,000 to the former Transcell stockholders, including Interneuron, is due in February 2000 and will be paid in shares of Incara Common Stock, calculated based on the per share price at that time. The impact of the shares to be issued subsequent to September 30, 1999 has not been reflected in the Company's Common Stock outstanding or its earnings per share calculations, but was included in the determination of the purchase price of Transcell in May 1998. In exchange for certain license and technology rights held by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Incara issued to Interneuron 174,672 shares of Incara Common Stock at Closing with a value of $3,000,000 at the date of issuance and will pay Interneuron a royalty on net sales of certain products that may result from the Merck Collaboration. Prior to the Transcell Merger, Incara and Transcell were both majority-owned subsidiaries of Interneuron. The acquisition of Interneuron's 77.9% ownership interest in Transcell by Incara was treated in a manner similar to a "pooling-of-interests", because it represented a transfer of stock between entities under common control. The acquisition of the non-Interneuron ownership interest was accounted for using the "purchase" method of accounting. The Company incurred a charge to operations of $5,343,000 in fiscal 1998 for the purchase of the non-Interneuron interest in Transcell, because feasibility of the in-process research and development was not yet established and the technology had no alternative future use at the date of the acquisition. All of Transcell's prior results of operations were combined with the results of operations of the Company, because Transcell's minority interest owners had no responsibility to fund their share of the losses of Transcell.

RENAISSANCE CELL TECHNOLOGIES, INC.

         In September 1997, Incara acquired all of the newly issued Series A Preferred Stock of Renaissance, which represented 79.6% of the total shares of preferred and common stock of Renaissance. Renaissance is an early stage company conducting research in the area of hepatic stem cells. The acquisition was accounted for using the purchase method of accounting. The purchase price for Renaissance was $411,000, which was expensed as in-process research and development, because feasibility of the in-process research was not yet established and the technology had no alternative future use. Because Incara controls the activities of Renaissance through its majority ownership interest, the financial statements of Renaissance are included in the consolidated financial statements of the Company. Renaissance had limited activity prior to its acquisition.


L.       AGREEMENTS

UNC LICENSE

         Renaissance has a sponsored research agreement (the "UNC Agreement") with the University of North Carolina at Chapel Hill ("UNC") which covers research at UNC by certain scientists in the area of hepatic stem cells and which grants Renaissance a first option to obtain an exclusive license to inventions resulting from the agreement with UNC. Renaissance has agreed to reimburse UNC for certain costs incurred in connection with the research, of which $788,000 remained to be paid as of September 30, 1999. In August 1999, Renaissance obtained an exclusive worldwide license (the "UNC License") from UNC to make, use and sell products using proprietary information and technology developed under the UNC Agreement. Renaissance paid license fees of $75,000 to UNC and will also pay milestones on certain development events and royalties on net sales. Renaissance is also obligated to pay patent filing, prosecution, maintenance and defense costs. Unless terminated earlier, the UNC License continues until the last underlying patent expires. UNC is a minority stockholder of Renaissance.

OPOCRIN LICENSE

         In July 1998, Incara licensed a development compound ("OP2000") from Opocrin S.p.A., of Modena, Italy ("Opocrin"). Incara is investigating the use of OP2000 as a drug for the treatment of inflammatory bowl disease. The license is worldwide except for Japan and South Korea. During fiscal 1998, Incara made a $1,000,000 license fee payment to Opocrin, which was expensed by the Company because the compound was in the early clinical stage of development. Incara will be responsible for conducting clinical trials for OP2000 and is required to make additional milestone payments to Opocrin upon initiation of Phase 3 clinical trials, upon filing for regulatory approval, upon obtaining regulatory approval and upon achieving specified annual sales.

MERCK COLLABORATION

         In July 1997, Transcell and Interneuron entered into the Merck Collaboration to discover and commercialize certain novel antibacterial agents. The agreement provided for Merck to make initial payments totaling $2,500,000 which included a non-refundable commitment fee of $1,500,000 and a non-refundable option payment of $1,000,000 plus research support during the first two years of the agreement. Based upon estimated relative value of such licenses and rights, the commitment fee and option payment was shared two-thirds by the Company and one-third by Interneuron. The Company's share of revenue in conjunction with this agreement was $2,063,000, $1,138,000 and $1,317,000 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively, including a $1,500,000 milestone payment received from Merck in August 1999. This milestone payment resulted from Incara providing Merck with compounds that demonstrated specific IN VITRO and IN VIVO activity in both resistant and sensitive bacterial strains. Merck is required to make additional payments based upon achievement of certain defined clinical development and regulatory milestones and to pay royalties based upon net sales of products resulting from the collaboration. Certain of the rights licensed to Merck are based on exclusive licenses or rights held by the Company and Interneuron from Princeton University. Interneuron has transferred its rights and obligations under the Merck Collaboration and its licenses with Princeton University to the Company.

DUKE LICENSES

         Aeolus has obtained exclusive worldwide licenses (the "Duke Licenses") from Duke University ("Duke") to develop, make, have made, use and sell products using certain technology in the field of free radical and antioxidant research, developed by certain scientists at Duke. Future discoveries in the field of antioxidant research from these scientists' laboratories at Duke are also covered by the Duke Licenses. The Duke Licenses require Aeolus to use its best efforts to pursue development of products using the licensed technology and compounds. These efforts are to include the manufacture or production of products for testing, development and sale. Aeolus is also obligated to use its best efforts to have the licensed technology cleared for marketing in the United States by the U.S. Food and Drug Administration and in other countries in which Aeolus intends to sell products using the licensed technology. Aeolus will pay royalties to Duke on net product sales during the term of the Duke Licenses, and milestone payments upon certain regulatory approvals and annual sales levels. In addition, Aeolus is obligated under the Duke Licenses to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the Duke Licenses continue until the expiration of the last to expire issued patent on the licensed technology. Duke is a minority stockholder of Aeolus.

OTHER SPONSORED RESEARCH AGREEMENTS

         Aeolus has a sponsored research agreement with National Jewish Medical and Research Center ("NJC") which grants Aeolus an option to negotiate a royalty-bearing exclusive license for certain technology, patents and inventions resulting from research by certain individuals at NJC within the field of antioxidant, nitrosylating and related areas. Aeolus has agreed to support certain of NJC's costs incurred in performance of the research, of which, $225,000 remained to be paid as of September 30, 1999.

         Incara has entered into a number of license and sponsored research agreements with Princeton University which grant Incara rights to certain research conducted at Princeton University in exchange for annual license fees, milestone payments and royalties. Incara's commitment to Princeton University for the fiscal year ending September 30, 2000 under these agreements is $900,000.


M.       SALE OF IRL

         On December 29, 1999, the Company sold IRL to a private pharmaceutical company for $11,000,000 and the right to receive up to an additional $4,000,000 in the event a compound originating from the Merck Collaboration reaches certain preclincial and clinical trial milestones. The transaction involved the sale of assets associated with Incara's anti-infective division, including rights under the Merck Collaboration and the assumption of certain related liabilities by the purchaser. The Company remains contingently liable on some debt and lease obligations assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INCARA PHARMACEUTICALS CORPORATION


                                       By: /s/ Clayton I. Duncan
                                           -------------------------------------
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: January 5, 2000

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

            Signature                             Capacity                             Date
            ---------                             --------                             ----

/s/ Clayton I. Duncan               Director, President and Chief Executive     January 5, 2000
---------------------------         Officer (Principal Executive Officer)
     CLAYTON I. DUNCAN


/s/  Richard W. Reichow             Executive Vice President, Chief             January 5, 2000
---------------------------         Financial Officer and Treasurer
     RICHARD W. REICHOW             (Principal Financial and Accounting Officer)

/s/  Joseph J. Ruvane, Jr.          Director                                    January 5, 2000
---------------------------
     JOSEPH J. RUVANE, JR.

/s/  Edgar H. Schollmaier           Director                                    January 5, 2000
---------------------------
     EDGAR H. SCHOLLMAIER

/s/  David B. Sharrock              Director                                    January 5, 2000
---------------------------
     DAVID B. SHARROCK