Form 10-K405/A
period 1999-09-30
INCARA PHARMACEUTICALS CORP
filed 2000-01-07
CIK 936538

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on January 5, 2000, on the Nasdaq National Market System was approximately $8,512,000 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

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

                                       INCARA PHARMACEUTICALS CORPORATION


                                       By: /s/ Richard W. Reichow
                                           -------------------------------------
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer

Date: January 7, 2000