Form 10-Q
period 1999-12-31
INCARA PHARMACEUTICALS CORP
filed 2000-01-21
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    X            Quarterly report pursuant to Section 13 or 15(d) of the
  ----           Securities Exchange Act of 1934. For the quarterly period
                 ended December 31, 1999.

                 Transition report pursuant to Section 13 or 15(d) of the
  ---- Securities Exchange Act of 1934. For the transition period from _____ to _____.


                             Commission File Number
                                     0-27410

                       INCARA PHARMACEUTICALS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                                       56-1924222
 ---------------------------------            ---------------------------------
  (State or other jurisdiction                 (I.R.S. Employer Identification
 of incorporation or organization)                         Number)


P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, NC                                      27709
---------------------------                          ---------------------------
(Address of Principal Executive Office)                       (Zip Code)

Registrant's Telephone Number, Including Area Code           919-558-8688
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X   NO
                      -------  -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding as of January 17, 2000
    ------------------                       ----------------------------------
Common Stock, par value $.001                        5,111,669 Shares

                       INCARA PHARMACEUTICALS CORPORATION

                               INDEX TO FORM 10-Q


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements

         Consolidated Balance Sheets as of December 31, 1999 (unaudited)
         and September 30, 1999 . . . . . . . . . . . . . . . . . . . . . .   3

         Consolidated Statements of Operations for the Three Months ended
         December 31, 1999 and 1998 (unaudited)  . . . . . . . . . . . . . .  4

         Consolidated Statements of Cash Flows for the Three Months ended
         December 31, 1999 and 1998 (unaudited)  . . . . . . . . . . . . . .  5

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . 6


         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . . . 8


PART II. OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . .12

         SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                       INCARA PHARMACEUTICALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                                   December 31,            September 30,
                                                                                       1999                    1999
                                                                                 -----------------       ------------------
                                                                                   (Unaudited)
                                                    ASSETS
Current assets:
       Cash and cash equivalents                                                         $ 13,143                  $ 2,407
       Marketable securities                                                                    -                    2,553
       Accounts receivable                                                                    380                      282
       Prepaids and other current assets                                                      184                      237
                                                                                 -----------------       ------------------
                    Total current assets                                                   13,707                    5,479

Property and equipment, net                                                                   186                    2,483
Other assets                                                                                    -                       82
                                                                                 =================       ==================
                                                                                         $ 13,893                  $ 8,044
                                                                                 =================       ==================


                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                  $    824                  $   654
       Accrued expenses                                                                     1,998                    1,933
       Current portion of capital lease obligations                                            10                      488
       Current portion of notes payable                                                        56                      197
                                                                                 -----------------       ------------------
                   Total current liabilities                                                2,888                    3,272

Long-term portion of capital lease obligations                                                 30                      399
Long-term portion of notes payable                                                              -                      582

Stockholders' equity:
       Common stock, $.001 par value per share, 40,000,000 shares authorized, 5,111,669 and 5,226,969 shares issued and
           outstanding at December 31, 1999 and September 30, 1999,
           respectively                                                                         5                        5
       Additional paid-in capital                                                          81,717                   81,772
       Restricted stock                                                                      (428)                    (744)
       Accumulated deficit                                                                (70,319)                 (77,242)
                                                                                 -----------------       ------------------
                   Total stockholders' equity                                              10,975                    3,791
                                                                                 -----------------       ------------------
                                                                                         $ 13,893                  $ 8,044
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

                       INCARA PHARMACEUTICALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                            Three Months Ended
                                                                               December 31,
                                                                   -------------------------------------
                                                                        1999                 1998
                                                                   ----------------     ----------------
Revenue:
    Contract and license fee revenue                                         $ 100                $ 191
                                                                   ----------------     ----------------

Costs and expenses:
    Research and development                                                 2,379                5,818
    General and administrative                                                 562                  647
                                                                   ----------------     ----------------
         Total costs and expenses                                            2,941                6,465
                                                                   ----------------     ----------------

Loss from operations                                                        (2,841)              (6,274)
Gain on sale of division                                                     9,751                    -
Investment income, net                                                          13                  153
                                                                   ----------------     ----------------

Net income (loss)                                                          $ 6,923             $ (6,121)
                                                                   ================     ================

Net income (loss) per common share:
   Basic                                                                    $ 1.33              $ (0.84)
                                                                   ================     ================
   Diluted                                                                  $ 1.26              $ (0.84)
                                                                   ================     ================

Weighted average common shares outstanding:
   Basic                                                                     5,222                7,297
                                                                   ================     ================
   Diluted                                                                   5,489                7,297
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

                       INCARA PHARMACEUTICALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                            Three Months Ended
                                                                                               December 31,
                                                                                     ---------------------------------
                                                                                         1999               1998
                                                                                     --------------     --------------
Cash flows from operating activities:
      Net income (loss)                                                                    $ 6,923           $ (6,121)
      Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
          Depreciation and amortization                                                        189                191
          Gain on sale of division                                                          (9,751)                 -
          Noncash compensation                                                                 261                329
          Change in assets and liabilities:
               Accounts receivable                                                             (98)               763
               Prepaids and other assets                                                        49                 20
               Accounts payable and accrued expenses                                          (275)              (443)
                                                                                     --------------     --------------
Net cash used in operating activities                                                       (2,702)            (5,261)
                                                                                     --------------     --------------

Cash flows from investing activities:
      Proceeds from sale of division                                                        11,000                  -
      Proceeds from sales and maturities of marketable securities                            2,553              4,227
      Purchases of marketable securities                                                         -             (1,044)
      Purchases of property and equipment                                                        -               (265)
                                                                                     --------------     --------------
Net cash provided by investing activities                                                   13,553              2,918
                                                                                     --------------     --------------

Cash flows from financing activities:
      Net proceeds from exercise of stock options                                                -                 49
      Principal payments on notes payable                                                      (27)               (33)
      Principal payments on capital lease obligations                                          (88)               (79)
                                                                                     --------------     --------------
Net cash used in financing activities                                                         (115)               (63)
                                                                                     --------------     --------------

Net increase (decrease) in cash and cash equivalents                                        10,736             (2,406)
Cash and cash equivalents at beginning of period                                             2,407             10,647
                                                                                     ==============     ==============
Cash and cash equivalents at end of period                                                $ 13,143            $ 8,241
                                                                                     ==============     ==============

The accompanying notes are integral part of these unaudited consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis of Presentation
         ---------------------

         The "Company" refers collectively to Incara Pharmaceuticals Corporation ("Incara") and its subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance"), and CPEC LLC, a Delaware limited liability company ("CPEC"). As of December 31, 1999, Incara owned 65.8% of the outstanding stock of Aeolus, 78.0% of the outstanding stock of Renaissance and a 35.0% interest in CPEC.

         The Company conducts discovery and development programs in three areas:
(1) inflammatory bowel disease, using an ultra-low molecular weight heparin; (2) liver disorders, using hepatic progenitor cell therapy; and (3) small molecule antioxidants for disorders such as stroke, asthma and reperfusion injury.

         All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 1999 was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and in the Company's other SEC filings. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

B.       Recent Accounting Pronouncements
         --------------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently use derivative instruments, nor does it intend in the future to use derivative instruments, and therefore does not expect that the adoption of SFAS 133 will have any impact on its financial position or results of operations.

C.       Sale of IRL
         -----------

         On December 29, 1999, the Company sold its anti-infective division, known as Incara Research Laboratories ("IRL"), to a private pharmaceutical company for $11,000,000 in cash and the right to receive up to an additional $4,000,000 in the event a compound originating from a collaboration between the Company and Merck & Co., Inc. (the "Merck Collaboration") reaches certain preclinical and clinical trial milestones. The transaction involved the sale of assets associated with Incara's anti-infective division, including rights under the Merck Collaboration and the assumption of certain related liabilities by the purchaser. The Company remains contingently liable through May 2007 on some debt and lease obligations of approximately $9,400,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey. The Company recognized a gain of $9,751,000 on the sale of IRL.

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 ---------------------------------------------------------------
Results of Operations.
----------------------

Introduction
------------

         Unless otherwise noted, the phrase "we" or "our" refers collectively to Incara Pharmaceuticals Corporation and its subsidiaries, CPEC LLC, Aeolus Pharmaceuticals, Inc. and Renaissance Cell Technologies, Inc. At December 31, 1999, Incara owned a 35.0% interest in CPEC, 65.8% of the outstanding stock of Aeolus and 78.0% of the outstanding stock of Renaissance.

         This Report contains, in addition to historical information, statements by us with respect to expectations about its business and future results, which are "forward-looking" statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as "likely," "will," "suggests," "expects," "might," "believe," "could," "should," "would," "anticipates" or "plans," or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in our Annual Report on Form 10-K and in our other SEC filings, and including risks relating to the early stage of products under development, uncertainties relating to clinical trials and regulatory reviews, the need for additional funds, competition and dependence on collaborative partners. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements.

         We conduct discovery and development programs in three areas: (1) inflammatory bowel disease, using an ultra-low molecular weight heparin; (2) liver disorders, using hepatic progenitor cell therapy; and (3) small molecule antioxidants for disorders such as stroke, asthma and reperfusion injury.

         On December 29, 1999, we sold our anti-infective division, known as Incara Research Laboratories, or IRL, to a private pharmaceutical company for $11,000,000 in cash and the right to receive future payments totaling up to an additional $4,000,000 in the event a compound originating from a collaboration with Merck & Co., Inc. reaches certain preclinical and clinical trial milestones. The transaction involved the sale of assets associated with Incara's anti-infective division, including rights under the collaboration with Merck and the assumption of certain related liabilities by the purchaser. We remain contingently liable through May 2007 on some debt and lease obligations of approximately $9,400,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey. We recognized a gain of $9,751,000 on the sale of IRL, which was recorded as other income.

Results of Operations
---------------------

         We had net income of $6,923,000 for the three months ended December 31, 1999 versus a net loss of $6,121,000 for the three months ended December 31, 1998. The net income for the three months ended December 31, 1999 was the net effect of recognizing a $9,751,000 gain on the sale of IRL, offset by operating expenses of $2,941,000.

         Contract and license fee revenue was $100,000 and $191,000 for the three months ended December 31, 1999 and 1998, respectively. This revenue resulted from the collaboration with Merck. We will not receive any additional revenue from this collaboration, because we sold it with the other IRL-related assets.

         Our research and development ("R&D") expenses decreased $3,439,000 (59%) to $2,379,000 for the for the three months ended December 31, 1999 from $5,818,000 for the three months ended December 31, 1998. R&D expenses were lower this fiscal year in all areas as described below.

         During the last quarter of fiscal 1999, we terminated our bucindolol development program and therefore, we did not incur any bucindolol related expenses this fiscal year. During the three months ended December 31, 1998, we incurred $2,025,000 of bucindolol related R&D expenses. We do not anticipate any additional expenses for bucindolol, because all estimated costs of termination of the program were accrued as of September 30, 1999.

         R&D expenses for IRL decreased $1,095,000 (44%) to $1,376,000 for the for the three months ended December 31, 1999 from $2,471,000 for the three months ended December 31, 1998. IRL expenses were lower this fiscal year primarily due to a reduction in IRL headcount and operations in March 1999. Due to the sale of IRL on December 29, 1999, we do not expect any significant expenses for IRL in the future.

         We incurred $145,000 of R&D expenses during the three months ended December 31, 1999 for OP2000, our compound in development for inflammatory bowel disease. We began Phase 1 clinical trials of OP2000 in October 1999. No expenses were incurred during the three months ended December 31, 1998 for OP2000.

         R&D expenses for Renaissance decreased $16,000 (9%) to $162,000 for the for the three months ended December 31, 1999 from $178,000 for the three months ended December 31, 1998. Our research and development of liver disorders, using hepatic progenitor cell therapy, is conducted through Renaissance.

         R&D expenses for Aeolus decreased $335,000 (58%) to $241,000 for the for the three months ended December 31, 1999 from $576,000 for the three months ended December 31, 1998. This decrease was primarily due to a reduction of outside contract services. Our research and development of small molecule antioxidants for disorders such as stroke, asthma and reperfusion injury, is conducted through Aeolus.

         General R&D expenses (expenses not allocated to R&D projects) decreased $132,000 (22%) to $455,000 for the three months ended December 31, 1999 from $568,000 for the three months ended December 31, 1998.

         General and administrative expenses decreased $85,000 (13%) to $562,000 for the three months ended December 31, 1999 from $647,000 for the three months ended December 31, 1998.

         No income tax expense has been recognized on our net income, because we believe that our operating expenses, net operating loss carryforwards and tax credit carryforwards will be sufficient to offset this taxable income. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance.

Liquidity and Capital Resources
-------------------------------

         At December 31, 1999, we had cash and cash equivalents and marketable securities of $13,143,000, an increase of $8,183,000 from September 30, 1999. Cash increased due to the receipt of $11,000,000 from the sale of IRL, partially offset by operating costs of $2,941,000 for the first quarter. We believe we have adequate financial resources to fund our current operations at least through December 2000.

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

         We plan to seek additional capital necessary to execute our business plan through one or more potential sources, including funding from new collaborations related to one or more of our product development programs or the sale of private equity or debt financing. Adequate funds might not be available at all or on terms acceptable or favorable to us. It is currently difficult for biotechnology companies to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to Incara's stockholders. If we are successful in obtaining collaborations for any of our programs, we expect to relinquish rights to technologies, product candidates or markets which we might otherwise develop ourselves. If we are unable to enter into new collaborations or raise additional capital to support our current level of operations, we might be required to scale back, delay or discontinue one or more of our research and development programs, or obtain funds on terms that are not favorable to us, which could have a material adverse affect on our business. Reduction or discontinuation of research and development programs could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

         In May 1998, we acquired Transcell Technologies, Inc., which became Incara Research Laboratories, or IRL. The third and final installment of the purchase price of approximately $2,900,000 worth of shares of Incara Common Stock will be issued to the former stockholders of Transcell on February 8, 2000. The number of shares to be issued will be calculated using a formula based on the market price of Incara Common Stock prior to the stock issuance date. The issuance of these additional shares will not impact our fiscal 2000 operating results, because these shares were included in the determination of the value of the purchase price of Transcell in fiscal 1998.

         We have been notified by Nasdaq that in the second half of 1999 we did not meet their criteria for continued listing on the Nasdaq National Market. An oral hearing before the Nasdaq Qualifications Panel has been scheduled for January 27, 2000 for us to appeal our potential delisting. We believe that we currently meet Nasdaq National Market's requirements for continued listing; however, if Nasdaq does not agree, our stock might be delisted from the Nasdaq National Market. If our stock is delisted from the Nasdaq National Market, the liquidity of our stock could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in coverage by security analysts and the news media, and lower prices for our common stock than might otherwise be attained.

         On January 18, 2000, our Board of Directors authorized the repurchase of up to $2,000,000 of our common stock during the following two months through purchases on the stock market.

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

(a)      Exhibits

         11.1       Statement re computation of net income (loss) per share
         27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b) No reports on Form 8-K were filed by the Company during the three months ended December 31, 1999.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INCARA PHARMACEUTICALS CORPORATION


Date:    January 21, 2000     By:  /s/ Richard W. Reichow
                                   ---------------------------------------------
                                   Richard W. Reichow, Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)