Form 10-Q
period 2000-03-31
INCARA PHARMACEUTICALS CORP
filed 2000-05-12
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    X             Quarterly report pursuant to Section 13 or 15(d) of the
--------          Securities Exchange Act of 1934.  For the quarterly period ended March 31, 2000.

                  Transition report pursuant to Section 13 or 15(d) of the
-------- Securities Exchange Act of 1934. For the transition period from _____ to _____.

                             Commission File Number
                                     0-27410

                       INCARA PHARMACEUTICALS CORPORATION
                       ----------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                    Delaware                                   56-1924222
         ------------------------------                 -----------------------
   (State or other jurisdiction of incorporation           (I.R.S. Employer
                or organization)                         Identification Number)


P.O. Box 14287
3200 East Highway 54
Cape Fear Building, Suite 300
Research Triangle Park, NC                                      27709
---------------------------                             ----------------------
(Address of Principal Executive Office)                      (Zip Code)

Registrant's Telephone Number, Including Area Code          919-558-8688
                                                        ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X       NO
                      --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                 Outstanding as of May 9, 2000
     ------------------                            -----------------------------
Common Stock, par value $.001                             7,284,261 Shares

                       INCARA PHARMACEUTICALS CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                        PAGE
PART I.  FINANCIAL INFORMATION
                  Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000 (unaudited)
                  and September 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . .  3

                  Consolidated Statements of Operations for the Three Months and Six
                  Months ended March 31, 2000 and 1999 (unaudited)  . . . . . . . . . . . . . . . . . . .  4

                  Consolidated Statements of Cash Flows for the Six Months ended
                  March 31, 2000 and 1999 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 6


                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations  . . . . . . . . . . . . . . . . . 9


PART II. OTHER INFORMATION

                  Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 14

                  SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                            INCARA PHARMACEUTICALS CORPORATION

                                               CONSOLIDATED BALANCE SHEETS
                                      (Dollars in thousands, except per share data)

                                                                                    March 31,              September 30,
                                                                                       2000                    1999
                                                                                 -----------------       ------------------
                                                                                   (Unaudited)
                                                    ASSETS
Current assets:
       Cash and cash equivalents                                                         $ 10,522                  $ 2,407
       Marketable securities                                                                    -                    2,553
       Accounts receivable                                                                    213                      282
       Prepaids and other current assets                                                      255                      237
                                                                                 -----------------       ------------------
                    Total current assets                                                   10,990                    5,479

Property and equipment, net                                                                   161                    2,483
Other assets                                                                                    -                       82
                                                                                 -----------------       ------------------
                                                                                         $ 11,151                  $ 8,044
                                                                                 =================       ==================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                                     $ 450                    $ 654
       Accrued expenses                                                                     1,637                    1,933
       Current portion of capital lease obligations                                             9                      488
       Current portion of notes payable                                                        27                      197
                                                                                 -----------------       ------------------
                   Total current liabilities                                                2,123                    3,272

Long-term portion of capital lease obligations                                                 27                      399
Long-term portion of notes payable                                                              -                      582

Stockholders' equity:
       Common stock, $.001 par value per share, 40,000,000 shares authorized, 7,144,261 and 5,226,969 shares issued and
           outstanding at March 31, 2000 and September 30, 1999,
           respectively                                                                         7                        5
       Additional paid-in capital                                                          88,093                   81,772
       Restricted stock                                                                      (320)                    (744)
       Accumulated deficit                                                                (78,779)                 (77,242)
                                                                                 -----------------       ------------------
                   Total stockholders' equity                                               9,001                    3,791
                                                                                 -----------------       ------------------
                                                                                         $ 11,151                  $ 8,044
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


                                         INCARA PHARMACEUTICALS CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                       (In thousands, except per share data)

                                                        Three Months Ended                  Six Months Ended
                                                             March 31,                          March 31,
                                                  --------------------------------   --------------------------------
                                                      2000              1999             2000              1999
                                                  --------------   ---------------   --------------   ---------------

Revenue:
    Contract and license fee revenue                        $ -             $ 209            $ 100             $ 400
                                                  --------------   ---------------   --------------   ---------------
Costs and expenses:
    Research and development                              1,246             5,602            3,625            11,420
    Purchased in-process research
         and development                                  6,664                 -            6,664                 -
    General and administrative                              690               842            1,252             1,489
                                                  --------------   ---------------   --------------   ---------------
         Total costs and expenses                         8,600             6,444           11,541            12,909
                                                  --------------   ---------------   --------------   ---------------
Loss from operations                                     (8,600)           (6,235)         (11,441)          (12,509)
Gain on sale of division                                      -                 -            9,751                 -
Investment income, net                                      140                59              153               212
                                                  --------------   ---------------   --------------   ---------------

Net loss                                                $(8,460)          $(6,176)         $(1,537)         $(12,297)
                                                  ==============   ===============   ==============   ===============
Net loss per common share:
   Basic                                                $ (1.53)          $ (0.85)         $ (0.29)          $ (1.68)
                                                  ==============   ===============   ==============   ===============
   Diluted                                              $ (1.53)          $ (0.85)         $ (0.29)          $ (1.68)
                                                  ==============   ===============   ==============   ===============
Weighted average common shares
    outstanding                                           5,535             7,306            5,379             7,301
                                                  ==============   ===============   ==============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                         INCARA PHARMACEUTICALS CORPORATION

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                   (In thousands)
                                                                                             Six Months Ended
                                                                                                March 31,
                                                                                     ---------------------------------
                                                                                         2000               1999
                                                                                     --------------    ---------------
Cash flows from operating activities:
      Net loss                                                                             $(1,537)          $(12,297)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
          Depreciation and amortization                                                        210                390
          Purchased in-process research and development                                      6,664                  -
          Gain on sale of division                                                          (9,751)                 -
          Loss on disposal of property and equipment                                            35                  -
          Noncash compensation                                                                 363                659
          Change in assets and liabilities:
               Accounts receivable                                                              69              1,061
               Prepaids and other assets                                                       (22)                (5)
               Accounts payable and accrued expenses                                        (1,010)              (351)
                                                                                     --------------    ---------------
Net cash used in operating activities                                                       (4,979)           (10,543)
                                                                                     --------------    ---------------

Cash flows from investing activities:
      Proceeds from sale of division                                                        11,000                  -
      Proceeds from sales and maturities of marketable securities                            2,553              7,799
      Purchases of marketable securities                                                         -             (1,044)
      Purchases of property and equipment                                                      (31)              (278)
                                                                                     --------------    ---------------
Net cash provided by investing activities                                                   13,522              6,477
                                                                                     --------------    ---------------

Cash flows from financing activities:
      Net proceeds from issuance of stock                                                       52                166
      Repurchase of Incara stock                                                              (332)                 -
      Advances from former parent, net                                                           -                 98
      Principal payments on notes payable                                                      (56)               (93)
      Principal payments on capital lease obligations                                          (92)              (163)
                                                                                     --------------    ---------------
Net cash provided by (used in) financing activities                                           (428)                 8
                                                                                     --------------    ---------------

Net increase (decrease) in cash and cash equivalents                                         8,115             (4,058)
Cash and cash equivalents at beginning of period                                             2,407             10,647
                                                                                     --------------    ---------------
Cash and cash equivalents at end of period                                                 $10,522            $ 6,589
                                                                                     ==============    ===============

The accompanying notes are integral part of these unaudited consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis of Presentation

         The "Company" or "Incara" refers collectively to Incara Pharmaceuticals Corporation and its wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus") and Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance").

         Incara conducts discovery and development programs in three areas: (1) inflammatory bowel disease, using an ultra-low molecular weight heparin; (2) liver disorders, using hepatic precursor cell therapy; and (3) small molecule antioxidants for disorders such as stroke, asthma and chronic bronchitis.

         All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 1999 was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and in the Company's other Securities and Exchange Commission ("SEC") filings. Results for the interim period are not necessarily indicative of the results for any other interim period or for the full fiscal year.

B.       Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently use derivative instruments, nor does it intend in the future to use derivative instruments. Therefore, the Company does not expect that the adoption of SFAS 133 will have any impact on its financial position or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation, and disclosures of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company does not expect SAB 101 to have a significant impact on the Company's revenue recognition policies.

C.       Purchased In-Process Research and Development

         The acquisition cost of in-process technology that at the date of purchase has not achieved technological feasibility and has no alternative future use is charged to operations in the period such technology is acquired. Purchased in-process research and development costs for the three months and six months ended March 31, 2000 relate to the acquisition of the minority interests of Renaissance and Aeolus (see Note F).

D.       Net Loss Per Common Share

         The Company computes basic net loss per common share using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per common share using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options using the treasury stock method and are excluded if their effect is antidilutive. For the three-month and six-month periods ended March 31, 2000 and 1999, the weighted average shares outstanding used in the calculation of net loss per common share did not include potential shares outstanding because they had the effect of reducing net loss per common share.

E.       Sale of IRL

         On December 29, 1999, the Company sold its anti-infective division, known as Incara Research Laboratories ("IRL"), to a private pharmaceutical company for $11,000,000 in cash and the right to receive up to an additional $4,000,000 if a compound originating from a collaboration between the Company and Merck & Co., Inc. (the "Merck Collaboration") reaches preclinical and clinical trial milestones. The transaction involved the sale of assets associated with Incara's anti-infective division, including rights under the Merck Collaboration and the assumption of related liabilities by the purchaser. In December 1999, the Company recognized a gain of $9,751,000 on the sale of IRL. The Company remains contingently liable through May 2007 on some debt and lease obligations of approximately $9,000,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

F.       Acquisitions

         On March 31, 2000, Incara purchased all of the minority interests of Renaissance and Aeolus. Prior to the acquisition, Incara owned 78.0% of Renaissance and 65.8% of Aeolus. Incara issued 1,220,041 shares of its common stock in exchange for the subsidiaries' minority ownership. The acquisition has been accounted for using the purchase method of accounting.

         The total purchase price of $6,664,000 consisted of 1,220,041 shares of Incara's common stock with a fair value of $5.46 per share, based on the price of the Company's common stock at the date of acquisition. The total purchase price was allocated to purchased in-process research and development and immediately charged to operations because the in-process research purchased was in preclinical stages and feasibility had not been established at the date of the acquisition and was deemed to have no alternative future use. Additionally, Renaissance and Aeolus had no workforce or other tangible fixed assets.

         Renaissance and Aeolus had incurred approximately $10,000,000 in research and development costs prior to the acquisition of the minority interests by Incara. Incara expects that it will take until at least 2006 and that Renaissance and Aeolus will spend in excess of an additional $50,000,000 to complete development of all aspects of the research.

G.       Stock Transactions

         In May 1998, Incara acquired Transcell Technologies, Inc. ("Transcell"), which became IRL. Incara issued the third and final installment of the purchase price of 856,861 shares of Incara common stock to the former stockholders of Transcell on February 8, 2000. The number of shares issued was calculated using a formula based on the average market price of Incara common stock prior to the stock issuance date. The issuance of these additional shares did not impact the Company's fiscal 2000 operating results, because the value of these shares was included in the determination of the purchase price of Transcell in fiscal 1998.

         On January 18, 2000, the Company's Board of Directors authorized the repurchase of up to $2,000,000 of Incara's common stock during the following two months through purchases on the stock market. During that period, the Company repurchased 104,100 shares of common stock at a cost of $332,000.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

         Unless otherwise noted, the phrase "we" or "our" refers collectively to Incara Pharmaceuticals Corporation and its wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc. and Renaissance Cell Technologies, Inc.

         This Report contains, in addition to historical information, statements by us with respect to expectations about its business and future results, which are "forward-looking" statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as "likely," "will," "suggests," "expects," "might," "believe," "could," "should," "would," "anticipates," "targets, " "plans" or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in our Annual Report on Form 10-K and in our other SEC filings, and including risks relating to the early stage of products under development, uncertainties relating to clinical trials and regulatory reviews, the need for additional funds, competition and dependence on collaborative partners. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update forward-looking statements.

         We conduct discovery and development programs in three areas: (1) inflammatory bowel disease, using an ultra-low molecular weight heparin known as OP2000; (2) liver disorders, using hepatic precursor cell therapy; and (3) small molecule antioxidants for disorders such as stroke, asthma and chronic bronchitis.

         On December 29, 1999, we sold our anti-infective division, known as Incara Research Laboratories, or IRL, to a private pharmaceutical company for $11,000,000 in cash and the right to receive future payments totaling up to an additional $4,000,000 in the event a compound originating from a collaboration with Merck & Co., Inc. reaches preclinical and clinical trial milestones. The transaction involved the sale of assets associated with Incara's anti-infective division, including rights under the collaboration with Merck and the assumption of related liabilities by the purchaser. We remain contingently liable through May 2007 on some debt and lease obligations of approximately $9,000,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey. We recognized a gain of $9,751,000 on the sale of IRL, which was recorded as other income.

         On March 31, 2000, Incara acquired all of the minority interests of Renaissance and Aeolus. Prior to the acquisition, Incara owned 78.0% of Renaissance and 65.8% of Aeolus. Incara issued 1,220,041 shares of its common stock for the subsidiaries' minority ownership. The acquisition has been accounted for using the purchase method of accounting with a total purchase price of $6,664,000. The total purchase price was allocated to purchased in-process research and development and immediately charged to operations because the in-process research purchased was in preclinical stages and feasibility had not been established at the date of the acquisition and was deemed to have no alternative future use. We estimated at the acquisition date that Renaissance and Aeolus will spend in excess of an additional $50,000,000 to complete the research and development and that it would be at least 2006 before the research and development is completed. The cost to complete research and development for these programs may be shared with collaborative partners in the future.

Results of Operations

         We incurred net losses of $8,460,000 and $1,537,000 for the three and six months ended March 31, 2000, respectively. The net loss for the six months ended March 31, 2000 resulted from the net effect of recognizing a $9,751,000 gain on the sale of IRL in December 1999, offset by operating expenses for the six months of $4,877,000 and the expensing of $6,664,000 for purchased in-process research and development in March 2000. We had net losses of $6,176,000 and $12,297,000 for the three and six months ended March 31, 1999, respectively.

         We did not have any revenue during the three months ended March 31, 2000. Contract and license fee revenue was $100,000 and $400,000 for the six months ended March 31, 2000 and 1999, respectively. All of this revenue resulted from an IRL collaboration with Merck & Co., Inc. We will not receive any additional revenue from this collaboration, because it was sold with the other IRL assets.

         Our research and development ("R&D") expenses decreased $4,356,000 (78%) to $1,246,000 for the for the three months ended March 31, 2000 from $5,602,000 for the three months ended March 31, 1999. R&D expenses decreased $7,795,000 (68%) to $3,625,000 for the six months ended March 31, 2000 from
$11,420,000 for the six months ended March 31, 1999. The lower expenses were primarily due to the result of discontinuing our bucindolol development program in the fourth quarter of fiscal 1999 and to the sale of our IRL operation in December 1999.

         During the last quarter of fiscal 1999, we discontinued our bucindolol development program and, therefore, we did not incur any bucindolol related expenses this fiscal year. During the six months ended March 31, 1999, we incurred $4,073,000 of bucindolol related R&D expenses. We do not anticipate any additional expenses for bucindolol.

         Because we sold IRL at the end of December 1999, we did not incur any significant R&D expenses for IRL during the three months ended March 31, 2000. R&D expenses for IRL were $1,376,000 for the three months ended December 31, 1999 and for the six months ended March 31, 2000, respectively. IRL expenses were $2,143,000 and $4,615,000 for the three and six months ended March 31, 1999, respectively. We do not expect any additional expense for IRL in the future.

         We incurred $461,000 and $733,000 of R&D expenses for OP2000 during the three months and six months ended March 31, 2000, respectively. OP2000 expenses were $44,000 and $80,000 for the three months and six months ended March 31, 1999, respectively. The higher expenses in fiscal 2000 were primarily due to costs incurred in connection with our Phase 1 clinical trials that began in October 1999.

         R&D expenses for our liver cell program increased $123,000 (82%) to $273,000 for the three months ended March 31, 2000 from $150,000 for the three months ended March 31, 1999. These R&D expenses increased $164,000 (50%) to $493,000 for the six months ended March 31, 2000 from $329,000 for the six months ended March 31, 1999. The higher expenses in the current fiscal year resulted primarily from higher patent fees and expenses and more R&D staff time being devoted to the program.

         R&D expenses for our antioxidant program decreased $359,000 (54%) to $309,000 for the three months ended March 31, 2000 from $668,000 for the three months ended March 31, 1999. These R&D expenses decreased $670,000 (54%) to $574,000 for the six months ended March 31, 2000 from $1,244,000 for the six months ended March 31, 1999. The decrease in expenses from fiscal 1999 to fiscal 2000 was primarily due to the reduction of outside contract services and sponsored research costs.

         General and administrative ("G&A") expenses decreased $152,000 (18%) to $690,000 for the three months ended March 31, 2000 from $842,000 for the three months ended March 31, 1999. G&A expenses decreased $237,000 (16%) to $1,252,000 for the six months ended March 31, 2000 from $1,489,000 for the six months ended March 31, 1999. The higher G&A expenses in fiscal 1999 were primarily for expenses related to the bucindolol program, which was terminated in the last quarter of fiscal 1999.

         In May 1998, we acquired Transcell Technologies, Inc., which became IRL. We issued the third and final installment of the purchase price of 856,861 shares of Incara common stock to the former stockholders of Transcell on February 8, 2000. The number of shares issued was calculated using a formula based on the market price of Incara common stock prior to the stock issuance date. The issuance of these additional shares did not impact our fiscal 2000 operating results, because the value of these shares was included in the determination of the purchase price of Transcell in fiscal 1998.

For the three months and six months ended March 31, 2000, we recognized an in-process research and development charge of $6,664,000 as a result of the acquisition of the minority interests of Renaissance and Aeolus. We allocated the total purchase price to in-process research and development because it had not reached feasibility and it had no alternative future use at the date of acquisition. Renaissance and Aeolus have spent approximately $10,000,000 through March 31, 2000 and estimate that in excess of $50,000,000 over at least the next five years will be spent to complete the research and development. The cost to complete a portion of this research and development may be shared with a collaborative partner in the future.

Liquidity and Capital Resources

         At March 31, 2000, we had cash and cash equivalents and marketable securities of $10,522,000, an increase of $5,562,000 from September 30, 1999. Cash increased due to the receipt of $11,000,000 from the sale of IRL, offset by operating costs for the six months. We believe we have adequate financial resources to fund our current operations at least into calendar 2001.

         We expect to incur substantial additional costs and losses over the next few years. Our cash requirements for subsequent periods will depend on numerous factors, particularly the progress of our research and development programs. Significant additional funds will be required for us to continue our clinical program evaluating the use of OP2000 and to complete preclinical activities and begin clinical trials for our liver precursor cell and antioxidant programs.

         We have completed two Phase 1 clinical trials for OP2000, the most recent having been completed in April 2000. These trials looked at single and multiple dose administrations of the drug, and preliminary results indicate that we will be able to give OP2000 on a once a day basis. We plan to begin a Phase 2/3 safety and efficacy trial in ulcerative colitis patients in the fall of 2000. We have an exclusive license from Opocrin, in all countries other than Japan and Korea, for an issued patent claiming certain oligosaccharides derived from heparin and their use in antiatherosclerotic activity to develop and commercialize OP2000. We are aware of a recently issued patent claiming the use of certain fractions of heparin for the treatment of inflammatory bowel disease. We do not believe OP2000 falls within the scope of this patent. If OP2000 were to be determined to fall within the scope of this patent and if the patent's claims were found to be valid, we would have to license this patent in order to commercialize OP2000. If this were the case, we might not be able to license this patent at a reasonable cost, which would result in our not being able to market OP2000.

         Incara is exploring two patient populations for the initial clinical trials of liver precursor cell transplantation. The first group consists of infants with life-threatening inborn errors of metabolism who are too young for liver transplants. This patient population represents a group with limited alternatives where improvement in patient condition and production of the missing gene products would demonstrate the function of the transplanted cells. The second series of clinical trials being planned involves adults with such severe cirrhosis and other forms of chronic liver failure that they could become candidates for a transplant. Incara targets these initial clinical trials to begin in the first half of 2001.

         In a model of ischemic stroke, where the middle cerebral artery of a rat is blocked for 90 minutes and then unblocked, our lead antioxidant compound reduced infarct size significantly when introduced as late as 7 1/2 hours after the start of the stroke. Stroke is a form of ischemia/reperfusion injury, and this compound is also highly active in a model of liver ischemia/reperfusion injury. We are currently dual-tracking another antioxidant compound and we anticipate selecting the most promising drug candidate for stroke by the fall of 2000, once more data is available. Assuming satisfactory completion of the preclinical studies, we intend to initiate Phase 1 clinical trials for an antioxidant compound in mid 2001.

         We might acquire other products, technologies or businesses that complement our existing or planned products or programs, although we currently have no understanding, commitment or agreement with respect to any such acquisitions.

         We intend to seek additional capital necessary to execute our business plan through one or more potential sources, including the sale of common or preferred stock in private equity offerings and from new collaborations related to one or more of our product development programs. Adequate funds might not be available at all or on terms acceptable or favorable to us. It is currently difficult for biotechnology companies to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to Incara's stockholders. If we are successful in obtaining collaborations for any of our programs, we expect to relinquish rights to technologies, product candidates or markets which we might otherwise develop ourselves. If we are unable to enter into new collaborations or raise additional capital to support our current level of operations, we might be required to scale back, delay or discontinue one or more of our research and development programs, or obtain funds on terms that are not favorable to us, which could have a material adverse affect on our business. Reduction or discontinuation of research and development programs could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

         On January 18, 2000, our Board of Directors authorized the repurchase of up to $2,000,000 of our common stock during the following two months through purchases on the stock market. During this period, we repurchased 104,100 shares of our common stock at a cost of $332,000.


         Item 6.           Exhibits and Reports on Form 8-K.
                           --------------------------------

(a)      Exhibits

         2.7        Agreement and Plan of Merger dated as of March 24, 2000, by and among Incara Pharmaceuticals
                    Corporation, Aeolus Acquisition Corporation and Aeolus Pharmaceuticals, Inc.
         2.8        Agreement and Plan of Merger dated as of March 24, 2000, by and among Incara Pharmaceuticals
                    Corporation, RCT Acquisition Corporation and Renaissance Cell Technologies, Inc.
         10.8       Incara Pharmaceuticals Corporation 1994 Stock Option Plan, as amended
         10.49*     License Agreement dated August 23, 1999 between The University of North Carolina at Chapel
                    Hill and Renaissance Cell Technologies, Inc.
         10.50*     License Agreement, effective July 1996, between Albert Einstein College of Medicine of
                    Yeshiva University and Renaissance Cell Technologies, Inc.
         27         Financial Data Schedule, which is submitted electronically  to the Securities and Exchange
                    Commission for information only and not filed.

*        Confidential treatment requested.

(b) The following report on Form 8-K was filed by the Company during the six months ended March 31, 2000.

         Date Filed                 Event
         October 11, 1999           Issuances under 1999 Equity Incentive Plan

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INCARA PHARMACEUTICALS CORPORATION


Date:    May 12, 2000         By:  /s/ Richard W. Reichow
                                   ---------------------------------------------
                                   Richard W. Reichow, Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)