Form 10-K405
period 2000-09-30
INCARA PHARMACEUTICALS CORP
filed 2000-12-15
CIK 936538

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the fiscal year ended September 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

    For the transition period  from to

                         Commission File Number 0-27410

                                ---------------

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

                    Common Stock, $.001 par value per share

                                ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on December 4, 2000, on the Nasdaq National Market System was approximately $19,052,000 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons might be deemed to be affiliates. This determination of affiliate status might not be conclusive for other purposes.

   As of December 4, 2000, the Registrant had outstanding 7,365,849 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       INCARA PHARMACEUTICALS CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                  PART I

 Item 1.  Business......................................................    3

 Item 2.  Properties....................................................   25

 Item 3.  Legal Proceedings.............................................   25

 Item 4.  Submission of Matters to a Vote of Security Holders...........   25

          Executive Officers............................................   26

                                 PART II

 Item 5.  Market for Company's Common Equity and Related Stockholder
          Matters.......................................................   27

 Item 6.  Selected Financial Data.......................................   27

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................   29

 Item 7A. Quantitative and Qualitative Disclosure of Market Risks.......   33

 Item 8.  Financial Statements and Supplementary Data...................   33

 Item 9.  Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................   33

                                 PART III

 Item 10. Directors and Executive Officers of the Registrant............   34

 Item 11. Executive Compensation........................................   34

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................   34

 Item 13. Certain Relationships and Related Transactions................   34

                                 PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................   35

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This Form 10-K contains forward-looking statements that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as "may," "might," "will," "could," "should," "would," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including:

  . The success or failure of our efforts to implement our business strategy;

  . The early stage of the products we are developing;

  . Uncertainties relating to clinical trials and regulatory reviews;

  . The need for additional funds;

  . Competition and dependence on collaborative partners;

  . The other factors and risks described under the section captioned
    "Business--Risks Associated with the Company's Business".

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 1. Business.

 Overview

   Incara Pharmaceuticals Corporation develops innovative pharmaceutical products and treatments for major diseases afflicting large patient populations. We are currently developing a diversified portfolio of three potentially breakthrough treatments. Each of these products targets a medical disorder for which there are no fully effective treatments. These three products are as follows:

  . OP2000, an ultra-low molecular weight heparin. Heparin is a naturally occurring mixture of substances produced by the human body with anti-clotting and anti-inflammatory properties. OP2000 is derived from heparin by breaking it down into smaller molecules. Lower weight, or smaller, molecules of heparin may prove to have certain advantages over heparin itself, including better safety, efficacy and convenience. We are testing OP2000 as a treatment for inflammatory bowel disease, or IBD. IBD is a debilitating disease of the intestinal tract that includes ulcerative colitis and Crohn's disease. Approximately two million patients suffer from IBD in the United States and Europe combined. Ulcerative colitis can be so debilitating that up to 20% of patients opt for removal of their colon as a cure.

  . Liver precursor cell transplant, as a treatment for liver failure. Liver precursor cells are young cells found in the human liver that can grow and divide many times. Our process purifies liver precursor cells from the livers of organ donors with the expectation that these cells would be transplanted into human patients with chronic liver disease. We believe the cells will then be able to grow and expand to create new tissue in the liver. Currently, there are an estimated 300,000 hospitalizations for chronic liver disease each year in the United States, 30,000 of which result in death. There are, however, only approximately 4,800 donor livers available annually in the United States and over 16,500 people on the liver transplant waiting list. The number of patients with such severe cirrhosis that they could become candidates for a transplant exceeds 100,000. Additionally, with the recent growth in interest in human genomics, our liver precursor cell technology can assist in determining which genes are active at the various stages in a liver cell's maturation, providing valuable genomic information for drug research.

  . Small molecule catalytic antioxidants, as a treatment for stroke and heart attack. Antioxidants destroy free radicals, which damage cells within the human body and are thought to play a role in stroke, heart attack and other illnesses. Catalytic antioxidants, unlike other antioxidants, are not consumed by their reaction with free radicals and, therefore, can destroy many free radicals. An estimated 500,000 to 700,000 individuals suffer strokes in the United States each year, with estimated direct costs of treating stroke exceeding $40 billion annually. Our lead catalytic antioxidant molecule significantly reduced damaged brain tissue when administered as late as 7.5 hours after obstruction of blood flow in an animal model of stroke.

   These three programs reflect our business strategy of building a diversified portfolio of innovative potential treatments by identifying research discoveries from leading academic research centers. Incara applies human and financial resources to these academic programs in order to focus efforts on pharmaceutical development, including clinical trials. Our goal is to bring these products to market. We choose products for our portfolio that have large potential patient markets and can be studied in clinical trials for a reasonable expenditure of time and money.

   We generally plan to enter into relationships with companies that have manufacturing, sales or marketing capabilities to bring our products to market. We believe these relationships will provide funding for the commercialization of our products and allow us to maintain our low fixed cost structure. We generally intend to wait until we begin to receive indications that the products work before entering into these relationships, which should allow us to negotiate more favorable terms.

   Our company was incorporated in Delaware as Intercardia, Inc. in 1994. In July 1999 our company changed its name to Incara Pharmaceuticals Corporation.

OP2000

   Our program for inflammatory bowel disease, or IBD, centers on OP2000, a product derived from heparin. Heparin is a naturally occurring substance with anti-clotting and anti-inflammatory properties. Heparin, as a pharmaceutical product (including the starting material for OP2000), is derived and purified from domestic mammals, primarily pigs. In July 1998 we obtained an exclusive 15-year license to develop OP2000 from its manufacturer, Opocrin S.p.A. of Modena, Italy. Clinical evidence of the treatment of IBD with heparin and the known anti-clotting effects of OP2000 and other heparin-derived products provide the rationale for evaluating OP2000 in treating IBD. We have completed two Phase 1 clinical trials in normal volunteers to determine blood levels and anti-clotting effects following once daily injections of OP2000. Blood levels are important in determining the dosage necessary for treatment. Assuming we have adequate financial resources, we plan to begin a pivotal Phase 2/3 clinical trial in patients with ulcerative colitis by early 2001. For information on the three sequential phases of clinical trials, see "Government Regulation" below.

 Inflammatory Bowel Disease

   Inflammatory bowel disease describes a group of chronic inflammatory disorders of the intestine of unknown cause, often causing recurrent abdominal pain, cramps, diarrhea with or without bleeding, fever and fatigue. Two forms of IBD are Crohn's disease and ulcerative colitis. Crohn's disease typically affects the full thickness of the intestinal wall, most commonly in the lowest portion of the small intestine, but may involve any portion of the gastrointestinal tract. Ulcerative colitis results in the large intestine becoming inflamed with open sores and bleeding. Current treatments of IBD, such as steroids and other anti-inflammatory drugs, are designed to reduce inflammation and relieve symptoms, but treatment results are often unsatisfactory. In serious cases, surgery is required. Ulcerative colitis can be so debilitating that up to 20% of patients opt for removal of their colon as a cure. There is no cure for the equally debilitating Crohn's disease.

   According to the Crohn's & Colitis Foundation of America, Inc., approximately one million people in the United States have IBD. We believe there is a need for effective and safe treatments.

 Heparins and IBD

   A large number of case reports and a recent double blind placebo-controlled clinical trial of heparin in ulcerative colitis support the idea that heparin can safely induce remission in IBD patients. A review (Korzenik, IBD 1997) of the clinical use of heparin in IBD (primarily ulcerative colitis) found benefit in 51 out of 60 reported cases, with increased bleeding in only three cases. In a recent U.S. double blind placebo-controlled trial of heparin in 68 patients with active ulcerative colitis receiving treatment with standard therapies, 42% of patients who were given additional heparin therapy had clinical remission or improvement, compared with 20% on placebo.

   Clinical observations suggest that IBD may result from increased clotting activity. Investigators have observed evidence of increased clotting in the bowel and other organs during flares of IBD. Clotting is activated and the breakdown of clots is reduced during flares. Patients with inherited clotting deficiencies, such as von Willebrand's disease and hemophilia, have a much lower incidence of IBD than expected. The clinical results and other supporting studies discussed above provide a strong rationale for the use of an ultra-low molecular weight heparin such as OP2000 in the treatment of flares of IBD.

   OP2000 is a product of the chemical cleavage of heparin, and has the comparatively low molecular weight of 2,500 daltons, compared with full-length heparin's molecular weight of about 14,000 daltons and other low molecular weight heparin's molecular weight of 4,000 to 6,000 daltons. Lower molecular weight, or smaller molecules of heparin, might prove to have advantages over heparin itself, including better safety, efficacy and convenience. OP2000 has been shown to be a potent anti-clotting agent. Like low molecular weight heparins, and unlike heparin, routine monitoring of clotting factors during treatment should not be necessary, providing a substantial advantage over heparin. OP2000 has a longer lifetime in the body than heparin or low molecular weight heparins and initial results indicate that OP2000 can be given in once-daily injections under the skin. A key objective of Incara is to have OP2000 be the first heparin-related product to obtain regulatory approval to treat ulcerative colitis in the United States. The composition of OP2000 is covered by claims of patents issued to Opocrin in the United States and Europe. We have licensed OP2000 from Opocrin for all uses worldwide, except in Japan and Korea.

 Clinical Development Program

   We completed two Phase 1 clinical trials for OP2000, the most recent having been completed in April 2000. These trials looked at single and multiple dose administrations of the drug, and preliminary results indicate that we will be able to give OP2000 on a once-a-day basis. OP2000 has been studied for another indication in over 150 healthy subjects and patients in Europe with no significant unexpected side effects. Assuming we have adequate financial resources, we plan to begin a Phase 2/3 safety and efficacy trial in ulcerative colitis patients by early 2001. If the results of the Phase 2/3 trial are positive, we plan to conduct a confirmatory Phase 3 safety and efficacy trial in ulcerative colitis and additional clinical studies of OP2000 blood levels and other laboratory measurements. We would also consider a pilot study in Crohn's disease. Our clinical scientists will manage the trials, including all data collection and analysis activities.

 Commercialization

   Because of the relatively large number of patients suffering from inflammatory bowel disease both in the United States and abroad, effectively marketing a pharmaceutical for treatment of this indication requires the resources of a large sales organization. We intend to seek development and marketing relationships or licensing arrangements for OP2000 with pharmaceutical companies with an established marketing presence in the gastrointestinal field.

Human Liver Precursor Cell Transplant

   Hepatic precursor cells are cells in the liver that can differentiate into a variety of daughter cells that provide liver function. These are the early cells in the maturation of the liver and include the liver stem cells and their descendants. We are developing human liver precursor cells for use in the treatment of liver failure.

   Incara established its liver precursor cell program with the acquisition of a majority ownership interest in Renaissance Cell Technologies, Inc. in September 1997. Renaissance was founded in 1995 to commercialize applications from research on human liver precursor cells from the laboratory of Dr. Lola Reid, previously at the Albert Einstein College of Medicine and now a Professor in the Department of Cell and Molecular Physiology, Program in Molecular Biology and Biotechnology, at the University of North Carolina at Chapel Hill School of Medicine. In March 2000, Incara acquired the remaining minority interest of Renaissance, which is now a wholly owned subsidiary of Incara.

 Liver Disease

   The liver is one of the largest and most complex organs in the body, serving many critical metabolic functions. More than most other organs, the liver has the ability to regenerate itself by repairing or replacing injured tissue. Despite this protection, once a critical mass of liver cells has died through disease or damage, the liver can fail, leading to illness and death. Liver failure is a serious health problem. Each year, there are an estimated 300,000 hospitalizations and 30,000 deaths in the United States due to chronic liver diseases.

   Currently, the only cure for many of these liver diseases is a liver transplant. However, only about 4,800 donor livers become available each year in the United States and the total cost of transplantation and first year follow-up is estimated to average over $300,000. Over 16,500 patients are on the liver transplant waiting list, an increase of more than 90% over the last three years and up from 1,000 ten years ago. Furthermore, there are a total of approximately 100,000 adults with severe cirrhosis and other forms of chronic liver failure in the United States who could become candidates for a transplant. Not all of these people will get transplants, or even get onto the transplant waiting list. The incidence of chronic liver failure is expected to increase in the next ten years as a result of the "silent epidemic" of hepatitis C. Up to 4 million people in the United States are currently infected with the hepatitis C virus. Researchers estimate that 15% of these persons will develop cirrhosis, a disease that typically develops over a period of 10 to 20 years.

   As a result of the shortage of donor organs, potential liver transplant patients must wait, often for years, for a donor liver to become available. The vast majority of patients with liver diseases therefore cannot rely on organ transplantation as a solution. To bridge the gap between supply and demand for liver donors, several companies are investigating the use of pig livers and pig liver cells, as well as mature human liver cells and human cells derived from tumors housed in a bioartificial liver to support an individual on a short-term basis. These approaches, however, present a variety of scientific and medical problems, including the risk of contamination from animal viruses. We believe there is an urgent need for new technologies to support patients with damaged livers, both acutely and long-term.

 Liver Cell Transplantation

   The ability to transplant cells that have the capacity to reproduce and function in an impaired liver could reduce the need for whole organ transplants and provide treatment for thousands of patients. In this procedure, a physician injects a suspension of donor liver cells, or hepatocytes, into blood vessels leading to the patient's liver or spleen. The transplanted cells take up residence in the recipient's body and provide liver functions, including detoxification and protein synthesis.

   Positive results from liver cell transplants in rodents, both with mature liver cells and precursor liver cells, have prompted physicians outside of Incara to perform transplantation of unfractionated human hepatocytes (liver cells not separated by their stage of maturity or other parameters) in a number of human patients with encouraging results. Unfractionated human hepatocytes, obtained from livers rejected for transplant use, have been introduced into over 30 patients, with beneficial results often observed. These include patients with cirrhosis, metabolic disorders and severe liver failure. Some patients whose liver failure resulted in a coma, awoke after receiving liver cell transplant, coincident with a decrease in ammonia levels, improved cerebral blood flow and reduction of intracranial pressure. In one patient, a 10-year-old girl, the transplanted liver cells survived and partially corrected a metabolic disorder for over 22 months. Treatment by liver cell transplantation, however, has been limited because of the lack of available organs from which viable liver cells can be obtained.

 Human Liver Precursor Cells

   Incara proposes to advance the present state of liver cell transplantation by isolating, processing and transplanting human liver precursor cells. Human liver precursor cells, unlike mature liver cells, can divide many times, greatly expanding the utility of a single donor liver such that one liver could supply the needs of many patients. Moreover, precursor cells might provide a much longer functional life, potentially surviving the lifetime of the recipient. These cells also can survive freezing and thawing better than unfractionated cells, permitting precursors to be stored until the need for them arises. The precursor cells should have the capability to differentiate into the entire lineage of liver cells, providing the functions of early cells that may be missing and unable to be regenerated by injection of unfractionated hepatocytes. The precursor cells also might require less immunosuppression drugs to prevent rejection of the new cells and a smaller injection volume than that of unfractionated cells. The human liver precursors also avoid some of the medical and scientific challenges associated with strategies involving pig livers, pig liver cells and human cells derived from tumors.

 Use of Alternative Sources of Donor Livers

   Currently, most whole organ liver transplantation procedures require a donor who has undergone brain death, but whose heart is still beating. This occurs only in approximately one to two percent of hospital deaths, severely limiting the potential donor pool.

   Dr. Reid has demonstrated that viable liver precursor cells can be isolated after death from the livers of non-beating-heart donors, whose livers cannot be used for whole organ transplant. A major advantage of liver precursor cells is their ability to survive periods with limited oxygen. The window of time that viable liver precursors can be isolated after death is now under investigation, along with the useful age range of donors. Because liver precursor cells can be purified from livers inappropriate for transplant, our program will not compete for organs with existing liver transplant programs. We have established an arrangement with a traditional organ donor program for procurement of livers from non-beating-heart donors. Preclinical experiments suggest that one donor liver might provide enough liver precursor cells for many recipients.

 Development Strategy

   We are now scaling-up the liver precursor cell isolation and selection process to produce the cells required for clinical trials. This step includes establishing isolation and processing procedures needed for a 1,500-gram to 3,000-gram whole human liver instead of the 100-gram portions of liver used in the basic research stage of the program. The scaled-up procedures are being adapted for a sterile good manufacturing practices, or cGMP, environment. After scale-up, we expect to transfer the liver precursor cell processing procedure to a contract cell processor with a facility compliant with cGMP to produce cells suitable for use in clinical trials.

 Clinical Trials

   Incara is exploring two patient populations for the initial clinical trials of precursor cell transplantation. The first group consists of infants who are too young for liver transplants and have life-threatening inherited genetic diseases. This patient population represents a group with limited treatment alternatives where improvement in patient condition and production of the missing gene products would demonstrate the function of the transplanted cells. The other series of clinical trials being planned targets the approximately 100,000 adults in the United States with such severe cirrhosis and other forms of chronic liver failure that they could become candidates for a transplant. Initially, these patients would receive the same immunosuppression as liver transplant patients to prevent rejection of the transplanted cells. Assuming we have adequate financial resources, Incara plans to begin these initial Phase 1 clinical trials in 2001. Clinical investigators from several leading research hospitals have expressed interest in participating in our clinical trials. Some of these investigators have experience with cell transplants using unfractionated human liver cells and bioartificial livers and believe the strategy of transplanting liver precursor cells provides a better rationale for hepatocyte transplants.

 Gene Therapy

   Many gene therapy clinical trial results have in general been disappointing for both physicians and patients, often because of the inability of the treatment to provide the patient with the ability to sustain expression of the inserted gene. Precursor cells, because of their extensive expansion potential, represent a promising cell population to produce continued gene expression. Incara's gene therapy strategy will be to insert into the liver precursor cells a correct copy of a gene deficient in the patient and transplant these cells into the patient. Logical target disorders are diseases resulting from the inability of the patient's liver cells to properly make an important protein, such as the missing LDL receptors in hypercholesterolemia and clotting factors in hemophilia.

 Genomics and Research Applications

   The liver precursor cell technology developed by Incara has application as a tool for identifying new drugs and in the drug development and testing process. The liver precursor cells can be made to grow and differentiate into mature liver cells. Determining gene expression patterns at various stages of the liver lineage provides genomic information for drug discovery. For example, this information can be used to identify new targets for drug discovery programs or to identify proteins performing biological functions that may have applications in therapy.

   As a tool for the drug testing and development process, the liver precursor cells and their daughter cells could be used to assess changes in gene expression patterns caused by drugs being considered for development. The changes in gene expression pattern from potential drugs could be compared with those caused by drugs known to damage the liver. This would allow a pharmaceutical company to screen compounds for their effect on the liver earlier in the development process, saving time and money. The full lineage of liver cells, from precursors to mature cells, could also be used to test drugs for toxicity to the liver and to study how the drug is metabolized. Currently, pharmaceutical companies have difficulty obtaining a consistent supply of human liver cells for toxicity testing.

 Liver Assist Device

   Incara's liver precursor cell technology has application in the development of a liver assist device, or LAD. For seven to thirty days, a LAD provides liver function to allow a patient's own liver to recover from failure or to provide a bridge to transplant. Incara's LAD is expected to be an artificial liver composed of human liver cells in a device through which the patient's blood or plasma is circulated.

   Attempts at clinically useful LADs by others have utilized pig hepatocytes or human liver cells derived from tumors in a wide variety of bioreactor types. These devices have shown promise, but all use cells with limitations that our LAD is designed to overcome. The pig hepatocytes, while easily obtained, have severe limitations such as potential immune reactions to secreted pig proteins, limited lifetime and non-human viruses. The liver cells derived from tumor cells are easy to grow, but retain only a subset of the functions of normal liver cells and involve safety concerns. Functioning human liver cells from donor organs have not been an alternative due to the scarcity of donor livers.

   We believe that a LAD using our human liver precursor cells could overcome many of the problems experienced to date. Proteins secreted by these cells will be of human origin so immune reactions should be minimized. The precursor cells can divide extensively in culture so that cells from one donor liver may be able to supply many LADs. Most importantly, these cells should display the wide range of liver functions necessary for clinical utility.

 Commercialization

   There are approximately 120 liver transplant programs in hospitals in the United States. We believe that marketing to these hospitals could be accomplished by an internal sales force of approximately 15 trained specialists. We intend to maintain rights to market the liver precursor cell transplantation therapy in the United States and develop a focused marketing effort following establishment of the safety and efficacy of the program in clinical trials. Outside of the United States, we expect to seek an arrangement with another pharmaceutical or biotechnology company for commercialization of the liver precursor cell therapy program. We also intend to seek arrangements for the development of our liver precursor cells in gene therapy, drug research and genomic applications and for use in a liver assist device.

Catalytic Antioxidant Small Molecule Program

   Incara established its catalytic antioxidant program with the acquisition of a majority interest in Aeolus Pharmaceuticals, Inc. in July 1995. In March 2000, Incara acquired the remaining minority interest in Aeolus, which is now a wholly owned subsidiary of Incara. The scientific founders of Aeolus, James D. Crapo, M.D., and Irwin Fridovich, Ph.D., in collaboration with colleagues at Duke University, the National Jewish Medical and Research Center and Incara, are working to develop small molecules as therapeutics that act in the same manner as naturally occurring antioxidant enzymes. Antioxidant enzymes such as superoxide dismutase normally protect the body from harmful free radicals. Incara has obtained from Duke University and the National Jewish Medical and Research Center the right to license the products developed by Drs. Crapo and Fridovich in exchange for the payment of costs associated with the research, as well as royalties on sales of the licensed products.

 Antioxidants and Disease

   Oxygen plays a pivotal role in supporting life by enabling energy stored in food to be converted to energy that living organisms can use. The ability of oxygen to participate in key metabolic processes derives from its highly reactive nature. This reactivity is necessary for life, but also causes oxygen to react harmfully with living organisms. In the body, oxygen is converted to various free radicals, which can then damage DNA, proteins and lipids. The cumulative result of these reactions is reduced cellular function and, ultimately, disease. Free radicals are thought to play a role in a wide variety of conditions, including chronic bronchitis, stroke, asthma, reperfusion injury following heart attack, rheumatoid arthritis, Alzheimer's disease, Parkinson's disease and even aging itself.

   The enzyme SOD plays a critical role in protecting the body against attack by free radicals. However, the natural enzyme's high molecular weight, short half-life in circulation, inability to penetrate cells and high cost of production limit its usefulness as a drug. In the 1980's and 1990's numerous attempts by many pharmaceutical companies to develop forms of the SOD enzyme failed to demonstrate the expected efficacy.

   Incara has synthesized a group of small molecules that have multiple potent catalytic antioxidant activities, destroy free radicals and protect cell membranes. Catalytic antioxidants, unlike other antioxidants, function like enzymes and are not consumed by their reaction with free radicals. Therefore, they can destroy many free radicals. In laboratory experiments some of these compounds have shown antioxidant activities greater than the natural SOD enzymes on a weight basis. The lead compounds in this series, AEOL 10113 and AEOL 10150, have shown promising activity in preclinical models of stroke and heart attack. We also have a number of additional compounds available in this series.

 Stroke

   An estimated 500,000 to 700,000 people in the United States annually suffer strokes, about 400,000 of which are first-time strokes that occur essentially without warning. In the United States, strokes kill approximately 158,000 people annually and have left more than one million people disabled to some extent, according to the American Heart Association. The estimated direct cost of stroke is over $40 billion annually, much of which is attributable to the high expense of rehabilitating and caring for victims.

   Stroke is an injury to the brain caused by the blockage of blood flow. The reestablishment of blood flow after blockage can cause further damage, which is called reperfusion injury. Many scientists believe that the damage from stoke and reperfusion injury might be caused, at least in part, by free radicals. In a model of stroke, where the middle cerebral artery of a rat is blocked for 90 minutes and then unblocked, AEOL 10113 significantly reduced damaged brain tissue when introduced as late as 7 1/2 hours after the start of the stroke. AEOL 10150 significantly reduced damaged brain tissue in a mouse model of severe stroke in which blood flow to a portion of the brain was permanently blocked.

   We expect to complete the following activities prior to initiating Phase 1 clinical trials:

  .  Scale-up manufacturing of drug candidate;

  .  Analytical/bioanalytical methods development and validation;

  .  Formulation development;

  .  Manufacture and release of preclinical and clinical supplies; and

  .  Additional toxicology studies, through two-week exposure in two species.

Assuming we have adequate financial resources and satisfactory completion of the preclinical studies, we intend to initiate Phase 1 clinical trials in 2001.

 Heart Attack

   Acute myocardial infarction, commonly called a heart attack, is the death of heart tissue that results from interruption of blood flow through one or more coronary blood vessels to portions of the heart. Prolonged or permanent interruption of blood flow deprives a portion of the heart of oxygen, eventually leading to death of heart muscle cells. If blood flow is reestablished quickly, either spontaneously or through medical intervention, the damage can be reversed or reduced. However, reestablishment of blood flow to heart muscle cells can also cause injury to these or neighboring cells. This injury is called ischemia reperfusion injury.

   Research suggests that free radicals play an important role both in the damage caused by interruption of blood flow and the damage associated with ischemia reperfusion injury. Antioxidants, therefore, might offer benefit to heart attack patients by reducing tissue injury. Preliminary studies in animal model systems suggest that AEOL 10113 could reduce damage caused by heart attacks. Additional studies are underway to confirm these observations.

   According to the American Heart Association, approximately 1.1 million people in the United States have heart attacks each year, 40% of whom die within a year. More than half of these deaths occur after the patient arrives at the hospital. Survivors often experience other serious health problems resulting from the heart attack such as chronic congestive heart failure. Medical intervention that reduces the damage caused by heart attack might save lives and reduce suffering.

 Commercialization

   Because of the large numbers of patients suffering from stroke and heart attack, effectively marketing a pharmaceutical for treatment of these indications requires the resources of a large sales organization. We intend to seek development, marketing or licensing arrangements for the stroke and heart attack indications of our antioxidant program with pharmaceutical companies with an established marketing presence in the target indications.

Collaborative and Licensing Arrangements

   Our strategy is to develop and add value to both in-licensed products and sponsored research programs and, once a product appears viable, to enter into collaborations and licensing agreements for manufacturing and marketing. All of our product development programs rely on licenses of technology from third parties, as described below.

 Opocrin License

   In July 1998, we signed a 15-year agreement with Opocrin to obtain the exclusive rights to OP2000 on a worldwide basis, except for Japan and Korea. We paid $1,000,000 to Opocrin as a license fee upon execution of the agreement. Additional compensation will be payable to Opocrin upon initiation of specified clinical trials, upon filing for specified regulatory approval, upon obtaining specified regulatory approval, and upon achieving specified aggregate annual sales. Incara also is to pay Opocrin royalties on net sales and is responsible for the costs of conducting clinical trials for OP2000. Incara and Opocrin have agreed to diligently pursue the negotiation and execution of a manufacturing supply agreement, under which Opocrin would manufacture OP2000 for commercial purposes.

 University of North Carolina License

   We have a sponsored research agreement which covers research at the University of North Carolina by scientists in the area of hepatic stem cells. This agreement grants us the first option to obtain an exclusive license to inventions resulting from the research during the term of the research agreement, or during the one-year period following termination of the agreement. The research aspect of the agreement with UNC can be terminated by mutual consent or on 12 months' written notice by either party. In August 1999, we obtained an exclusive worldwide license from UNC to make, use and sell products using proprietary information and technology developed under this sponsored research agreement. The UNC license includes rights to five U.S. patent applications filed during 1999 and 2000, including patent applications for isolating and purifying human liver precursor cells. We are pursuing international patent protection, as we deem appropriate. We will make milestone payments to UNC upon the occurrence of development milestones and royalties on net sales. We are also obligated to pay patent filing, prosecution, maintenance and defense costs.

 Albert Einstein College of Medicine

   We have obtained exclusive worldwide rights from Albert Einstein College of Medicine for patents resulting from research conducted on liver stem and precursor cells by Dr. Reid and other scientists, while Dr. Reid was at Einstein. The United States component of this patent portfolio includes four issued patents, and three pending patent applications. We also have two pending patent applications in each of Europe and Japan.

   Incara must pay royalties to Einstein on net product sales during the term of the licenses and must pay minimum royalties beginning in 2004. We also must pay patent prosecution, maintenance and defense costs. The Einstein licenses are terminable in the event of breach, and otherwise expire when the last licensed patent expires.

 Duke Licenses

   We have obtained exclusive worldwide rights from Duke University to products using antioxidant technology and compounds developed by Dr. Irwin Fridovich and other scientists at Duke. These scientists provide research support and advice in the field of free radical and antioxidant research. Further discoveries in the field of antioxidant research from these scientists' laboratories at Duke also are covered by the licenses from Duke.

   Incara must pay royalties to Duke on net product sales during the term of the Duke licenses, and payments upon the occurrence of development milestones. In addition, we are obligated under the Duke license to pay patent prosecution, maintenance and defense costs. The Duke licenses are terminable in the event of breach and otherwise expire when the last licensed patent expires.

 National Jewish License

   In September 1997, Aeolus executed a Sponsored Research Agreement with National Jewish Medical and Research Center. The National Jewish Agreement grants Aeolus an option to negotiate a royalty-bearing exclusive license for technology, patents and inventions resulting from research at National Jewish within the field of antioxidant compounds and related discoveries. Aeolus has agreed to support National Jewish's costs incurred in performance of the research. In November 2000, we obtained an exclusive worldwide license from National Jewish to develop, make, use and sell products using proprietary information and technology developed under this sponsored research agreement. We will make milestone payments to National Jewish upon the occurrence of development milestones and pay royalties on net sales. We are also obligated to pay patent filing, prosecution, maintenance and defense costs.

Manufacturing and Marketing

   Our strategy is to contract with third parties for manufacturing capabilities that we cannot establish in a cost-effective manner. Our most advanced product, OP2000, is being manufactured for clinical trials for us in bulk form by Opocrin, the licensor of that product, on a cost-plus basis. Incara and Opocrin have agreed to diligently pursue the negotiation and execution of a manufacturing supply agreement, under which Opocrin would manufacture OP2000 for commercial purposes.

   We have identified and are in discussions with third parties to conduct the cell processing for hepatic precursor cells being developed by Incara. To begin clinical trials, we must contract with a supplier to isolate the hepatic precursor cells in compliance with cGMP regulations. We have not yet established the terms of any supply arrangement, and we might not be able to enter into any third party arrangements on satisfactory terms. We also must establish and maintain sources of livers or liver tissues from which the precursor cells can be isolated. We have historically relied on several suppliers of liver tissues for research, but entering into the clinical trial stage of development will increase our needs. For clinical trials and ultimately for commercialization, we plan to obtain, from the traditional organ transplant donor programs, livers that are not suitable for full liver transplant.

   We have identified a potential manufacturer of clinical products for the catalytic antioxidants being developed, but we have not yet negotiated the terms of clinical supply.

   Because some of our potential products are being developed for large therapeutic markets requiring broad sales and marketing capabilities, we expect to contract with larger pharmaceutical companies to obtain the needed reach of a large sales force for these products. This could include OP2000 and products resulting from our antioxidant program and the international marketing of all of our products. We have not identified who will market our ongoing product development programs. We might not be able to enter into any marketing arrangements on satisfactory terms.

   We might choose to establish our own marketing capabilities for product areas where we consider a targeted marketing effort appropriate. This could include the liver precursor cell program, which we believe would target the approximately 120 liver transplant centers in the United States. Establishing marketing capabilities could require substantial funds and we might not successfully establish our own marketing capabilities on a cost-effective basis or at all.

Competition

 General

   Competition in the pharmaceutical industry is intense and we expect it to increase. Technological developments in our fields of research and development occur at a rapid rate and we expect competition to intensify as advances in these fields are made. We will be required to continue to devote substantial resources and efforts to research and development activities. Our most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies, which have substantially greater financial, technical, sales and marketing, and human resources than us. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are cheaper, safer or more effective than those being developed by us or that would render our technology obsolete.

   We expect that important competitive factors in our potential product markets will be the relative speed with which we and other companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of competitive product(s) to the market. With respect to clinical testing, competition might result in a scarcity of clinical investigators and patients available to test our potential products, which could delay development.

   As described below, we are aware of products in research or development by our competitors that address the diseases being targeted by us.

 Inflammatory Bowel Disease

   The two major forms of inflammatory bowel disease, ulcerative colitis and Crohn's disease, are treated by antidiarrheals, steroids, other anti-inflammatory drugs and immunosuppressants. Crohn's disease also is being treated by off-label use of metronidazole, an antibiotic that acts as an anti-inflammatory through an unknown mechanism. Some of the drugs used to treat these diseases are available in generic form and are being marketed at a price that could be less than the price of OP2000, if it were successfully developed and approved. Low molecular weight heparins are approved for non-IBD indications and marketed by others, who might try to develop their low molecular weight heparins for IBD.

   Remicade(R) was approved by the FDA in 1998 for use in treating moderately to severely active Crohn's disease. Remicade is an antibody indicated for the reduction of the signs and symptoms of Crohn's disease in patients who have an inadequate response to conventional therapy. The drug is being marketed in the United States by Centocor, Inc. Its cost and the concern over possible allergic reaction to the protein, however, have limited its use in this indication.

 Hepatic Diseases

   We are aware of competitive efforts in academic, research and commercial institutions using human hepatic cells in treatment of liver disease. Tissue Transformation Technologies, Inc. and Diacrin, Inc. are conducting Phase 1 clinical trials for treatment of cirrhosis using human liver cell transplants. In addition, other companies and academic laboratories are investigating the use of pig livers in transplantation as a substitute for human liver and the use of hepatocytes prepared from pig livers as a form of cell therapy. Several other companies have conducted research and development on a bioartificial liver device to treat acute liver failure that could be competitive with our technology under development. In particular, Circe Biomedical, Inc. has conducted clinical trials with a bioartificial liver that uses pig liver cells, and VitaGen Incorporated is conducting a clinical trial with a bioartificial liver that utilizes human liver cells derived from tumors. At least one company is pursuing the growth of mini-organs, including liver. StemCells, Inc., formerly Cytotherapeutics, Inc., and other corporations and academic institutions are conducting research in the area of liver and other organ stem and precursor cells. Stem cell research in general is being developed by a number of companies, including Geron Corporation, which has announced that it has isolated embryonic stem cells. In theory, embryonic stem cells could have the capacity to differentiate into all human systems, including the liver.

 Antioxidants

   Several companies have explored the therapeutic potential of antioxidant compounds in numerous indications. Historically, most of these companies have focused on engineered versions of naturally occurring antioxidant enzymes, but with limited success, perhaps because the large size of these molecules makes delivery into the cells difficult. Antioxidant drug research continues at a rapid pace despite previous clinical setbacks. In October 1998, Metaphore Pharmaceuticals Inc. reported results from preclinical studies of a small molecule that performs the same chemical reactions as the antioxidant enzyme superoxide dismutase (SOD). Metaphore reported that this compound substantially reduced tissue damage due to inflammation and reperfusion in animal models. Eukarion, Inc. is also developing similar compounds, which are in preclinical development for conditions associated with damage caused by free radicals. AstraZeneca is developing a nitrone compound with free radical trapping properties for stroke. The compound, licensed from Centaur Pharmaceuticals, is currently in Phase 2 development.

Patents and Proprietary Rights

   We generally seek patent protection in the United States and other jurisdictions for potential products and proprietary technology, including products and technology licensed from third parties. The process for preparing and prosecuting patents is lengthy, uncertain and costly. Patents might not issue on any of the pending patent applications owned or licensed by us from third parties. Even if patents issue, the claims allowed might not be sufficiently broad to protect our technology or provide us protection against competitive products or otherwise be commercially valuable. Patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. Even if we successfully defend our patents, the costs of defense can be significant.

   We have the exclusive license from Opocrin, in all countries other than Japan and Korea, for an issued patent to develop and commercialize OP2000. We also have a non-exclusive license from Opocrin to practice related patents, to the extent required for our activities related to OP2000. We are aware of a recently issued patent claiming the use of fractions of heparin for the treatment of inflammatory bowel disease. We do not believe the development of OP2000 will require the licensing of this patent. If OP2000 were to be determined to fall within the scope of this patent and if the patent's claims were found to be valid, we would have to license this patent in order to commercialize OP2000. We might not be able to license this patent at a reasonable cost which would result in our not being able to market OP2000. Uncertainty regarding the scope or validity of this patent might deter companies from collaborating with us for the development and commercialization of OP2000.

   In the liver precursor cell program, we have an exclusive license for four issued United States patents and three pending patent applications from Albert Einstein College of Medicine. Claims included in these issued patents include an isolated hepatocyte precursor capable of differentiating into a hepatocyte and a population of genetically engineered hepatocyte precursor cells. We also have two related pending patent applications in each of Europe and Japan. Our UNC sponsored research agreement allows us to obtain an exclusive worldwide license to make, use and sell products using proprietary information and technology developed under the UNC sponsored research agreement. Rights to five U.S. patent applications filed during 1999 and 2000 are currently included in the UNC license, as well as appropriate related international applications. Pending claims on the UNC patents include human liver precursor cell composition and process for their isolation, expansion and cryopreservation and the use of non-beating-heart donors as a source for precursor cells.

   Our catalytic antioxidant small molecule technology base is described in four issued U.S. patents and five patent applications that are pending. These patents and patent applications belong in whole or in part to Duke or National Jewish and are licensed to us. These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds to molecules that bind to specific extracellular elements. The pending U.S. applications include composition of matter claims for several series of compounds. Corresponding international patent applications have been filed, one of which has issued.

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

   As with any pharmaceutical company, our patent and other proprietary rights are uncertain. The patent rights related to our products might conflict with current or future proprietary rights of others. For the same reasons the products of others could infringe our patent or proprietary rights. Litigation or patent interference proceedings, either of which could result in substantial cost, might be necessary to enforce any patents or other proprietary rights issued to us or to determine the scope and validity or enforceability of other parties' proprietary rights. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to us. Any adverse outcome could make us pay damages to third parties, require disputed rights to be licensed from third parties, or require us to cease selling our products.

Government Regulation

   Our research and development activities and the manufacturing and marketing of our future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The FDA and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use. Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials might not be predictive of results that will be obtained in large-scale testing. Our clinical trials may not successfully demonstrate the safety and efficacy of any products or result in marketable products.

   The steps required by the FDA before new drug or cell therapy products may be marketed in the United States include:

  . preclinical studies;

  . the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug or cell therapy, which must become effective before human clinical trials may commence;

  . adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or cell therapy for its intended use;

  . submission to the FDA of a New Drug Application, or NDA, for a drug, or submission to the FDA of a Biological License Application, or BLA, in the case of a cell therapy; and

  . review and approval of the NDA or BLA by the FDA before the product may be shipped or sold commercially.

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

   Preclinical testing includes laboratory evaluation and characterization of the safety and efficacy of a drug or cell therapy and its formulation. Preclinical testing results are submitted to the FDA as a part of an Investigational New Drug Application, or IND, which must become effective prior to commencement of human clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. Phase 1 represents the initial administration of the drug or cell therapy to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. Phase 2 involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug or cell therapy for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug or cell therapy is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 studies are initiated to further establish clinical safety and efficacy of the therapy in a broader sample of the general patient population, in order to determine the overall risk-benefit ratio of the drug or cell therapy and to provide an adequate basis for any physician labeling. During all clinical studies, we must take care to adhere to good clinical practice, or GCP, standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA or BLA to the FDA.

   The process of completing clinical testing and obtaining FDA approval for a new drug or cell therapy product is likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA or BLA. Even after initial FDA approval has been obtained, further studies, including post-market studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA will require post-market reporting and may require surveillance programs to monitor the side effects of the drug or cell therapy. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug or cell therapy, including changes in indication, manufacturing process, labeling or a change in manufacturing facility, an NDA or BLA supplement may be required to be submitted to the FDA.

   The rate of completion of our clinical trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the trial, the availability of alternative therapies and drugs, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on us.

   Failure to comply with applicable FDA requirements may result in a number of consequences that could materially and adversely affect us. Failure to adhere to approved trial standards and GCPs in conducting clinical trials could cause the FDA to place a clinical hold on one or more studies which would delay research and data collection necessary for product approval. Noncompliance with GCPs could also have a negative impact on FDA's evaluation of an NDA or BLA. Failure to adhere to GMPs and other applicable requirements could result in FDA enforcement action and in civil and criminal sanctions, including but not limited to fines, seizure of product, refusal of the FDA to approve product approval applications, withdrawal of approved applications, and prosecution.

   Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements. There can be no assurance that any foreign approvals will be obtained.

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

Employees

   As of November 30, 2000, we had 21 employees. None of our employees is represented by a labor union. We consider our employee relations to be good. We are highly dependent on the principal members of our management and scientific staff. The loss of certain key employees could have a material adverse effect on us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific and managerial personnel. We face competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We might not be successful in hiring or retaining the personnel we require.

Discontinued Programs

   Our historical cash expenditures prior to December 31, 1999 were significantly higher than our current cash spending rate. This lower level of expenditures has resulted from the discontinuation of the IRL and BEXTRA programs.

 IRL

   On December 29, 1999, we completed the sale of Incara Research Laboratories, or IRL, our anti-infective drug discovery division, to a subsidiary of Advanced Medicine, Inc., a private pharmaceutical company, for a cash payment of $11,000,000 and the right to receive future payments totaling up to an additional $4,000,000 in the event a compound originating from the collaboration with Merck & Co., Inc. reaches preclinical and clinical trial milestones. We currently do not expect to receive additional payments from the purchaser. The transaction involved the sale of assets associated with Incara's anti-infective division, including rights under the collaboration agreement with Merck, and the assumption of related liabilities by the purchaser. Expenses for IRL were $1,339,000 and $8,245,000 for the fiscal years ended September 30, 2000 and 1999, respectively. We do not expect any additional expenses for IRL. As a result of the sale of IRL, we remain contingently liable through May 2007 on debt and lease obligations assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey. This contingent liability was approximately $8,328,000 in September 2000 and should decline on an approximately straight-line basis to zero in May 2007.

 BEXTRA

   Until July 1999, our most advanced product was BEXTRA (bucindolol HCl), a beta-blocker that was being evaluated in a Phase 3 clinical trial conducted by the National Institutes of Health and the United States Department of Veterans Affairs for use in treating congestive heart failure patients. The study was terminated in July 1999 prior to its scheduled termination date based on an interim analysis by the Data and Safety Monitoring Board that showed that treatment with bucindolol did not demonstrate a statistically significant improvement in survival in the patient population as a whole. Based on this result, we agreed to end our collaboration with BASF Pharma/Knoll AG for BEXTRA for countries outside the United States and Japan, and we terminated the European trial of BEXTRA. We do not expect to pursue further development of the compound for this or any other indication. The compound was being developed with Interneuron Pharmaceuticals, Inc. through a jointly owned company named CPEC LLC. BEXTRA related expenses were $6,469,000 for fiscal 1999.

Risks Associated with Our Business

   You should carefully consider the risk factors discussed below, together with all of the other information included in this Form 10-K and presented elsewhere by us from time to time. If any of the following risks, or other risks not known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline.

 We will continue to incur substantial losses and we might never achieve a profit.

   As of September 30, 2000, we had an accumulated deficit of $83,907,000 from our research, development and other activities. We have not generated any revenues from product sales and do not expect to do so for several years, at least. In the past, most of our revenues have come from collaborators who reimbursed us for research and development activities. None of our current activities are being funded by third parties at this time.

 If we do not raise significant additional capital, we will be unable to fund all of our research and development activities and will need to eliminate or curtail these programs.

   One of the most significant issues we face is adequate funding of our existing projects. As of September 30, 2000, we had cash and investments of $6,555,000. While we believe our existing financial resources are adequate to fund operations through fiscal 2001, we intend to rely on a financing facility we have with Torneaux Fund Ltd. or other financing arrangements to support a higher level of research and development efforts during fiscal 2001.

   Our financial requirements during 2001 and over the longer term will depend upon the success of our research and development programs and our ability to enter into new collaborations that provide fees and research and development funding. If some or all of our programs continue to show scientific progress, we will need significant additional funds to move compounds through the preclinical stages and into clinical trials. If we are unable to raise the amount of capital necessary to complete development and reach commercialization of any of our therapeutic products, we will need to delay or cease development of one or more of our products.

 Stockholders might experience significant dilution from our issuance to Torneaux Fund Ltd. of up to 2,940,332 shares, or 28.5% of the total number of our shares which would then be outstanding, based on shares outstanding as of November 30, 2000.

   In August 2000, we entered into a financing arrangement with Torneaux Fund Ltd. under which we will sell our common stock to Torneaux and also issue to Torneaux warrants which are convertible into our common stock. The issuance of up to 2,940,332 shares of our common stock to Torneaux under the common stock purchase agreement and warrants will have a dilutive effect on our stockholders of as much as 28.5% of the total number of shares which would then be outstanding, based on the 7,365,849 shares of common stock outstanding on November 30, 2000. The number of shares that we issue to Torneaux under the agreement is based upon a discount to the daily weighted average market price of our stock over a 20-day trading period. If and as the market price declines, the number of shares which may be sold to Torneaux will increase. If we sell shares to Torneaux at a time when our stock price is low, our stockholders would be significantly diluted. In addition, the perceived risk of dilution by Torneaux and our other stockholders might cause them to sell their shares, which could further decrease the market price of our shares. Torneaux's resale of our common stock will increase the number of our publicly traded shares, which could also lower the market price of our common stock.

 The ownership interest of our stockholders will be substantially diluted by future issuances of stock, including new offerings and exercises of currently outstanding options and warrants.

   As of November 30, 2000, Incara had 7,365,849 shares of common stock outstanding. Options to purchase a total of 2,500,000 shares of Incara common stock may be granted under the 1994 Stock Option Plan to our employees, directors and consultants. As of November 30, 2000, options to purchase 1,941,160 shares at exercise prices ranging from $0.04 to $20.50, with a weighted average exercise price of $3.09, and warrants to purchase 66,816 shares at exercise prices ranging from $8.25 to $13.49 were outstanding. In addition, we have reserved 80,928 shares for issuance pursuant to our Employee Stock Purchase Plan.

   We intend to sell new shares of our common stock or preferred stock during the next year to meet our capital requirements. All of these issuances of stock will dilute the ownership interests of the existing stockholders. The threat of dilution posed by shares available for future sale could reduce the market price of our common stock and could make it more difficult for us to raise funds through equity offerings in the future.

 A return on your investment in our common stock will be dependent on an increase in the price of our common stock, which has fluctuated between $0.50 and $11.00 in the last two years.

   There is no set yield on our common stock. In addition, we do not currently anticipate paying cash dividends on our common stock because we intend to retain all earnings for the foreseeable future to fund our business operations. As a result, anyone investing in our common stock must look to an increase in its price to derive any value on their investment.

 Our common stock is not actively traded and the price of our common stock has fluctuated from $0.50 to $11.00 in the last two years; and the sale of shares to Torneaux could cause our stock price to decline.

   Our common stock is listed on the Nasdaq National Market System under the symbol "INCR." The public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. An active public market for our common stock might be limited because of the small number of shares outstanding, the limited number of investors and the small market capitalization (which is less than that authorized for investment by many institutional investors).

   All 2,940,332 shares of our common stock that we might sell to Torneaux have been registered for resale with the Securities and Exchange Commission and will be freely tradable. The resale of a significant amount of shares issued to Torneaux at any given time could cause the trading price of our common stock to decline and to be highly volatile.

   The market price of our common stock also is subject to wide fluctuations due to factors that we can not control, including the results of preclinical and clinical testing of our current products, decisions by collaborators regarding product development, regulatory developments, market conditions in the pharmaceutical and biotechnology industries, future announcements concerning our competitors, adverse developments concerning proprietary rights, public concern as to the safety or commercial value of our products, and general economic conditions.

   Furthermore, the stock market has experienced significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations can adversely affect the market price and volatility of our common stock.

 Our research and development programs are at an early stage and therefore might never develop viable products.

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

 A failure to obtain or maintain patent and other intellectual property rights would allow others to develop and sell products similar to ours, which could impair our business.

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

   Even if we expend considerable time and money on prosecution, a patent application might never issue as a patent. We can never be certain that we were the first to invent the particular technology or that we were the first to file a patent application for the technology, because United States patent applications are maintained in secrecy until a patent issues. Publications in the scientific or patent literature generally do not identify the date of an invention, so it is possible that a competitor could be pursuing the same invention and have an earlier invention date than ours.

   Even if patents issue, the claims allowed might not be sufficiently broad to protect our technology against competitive products. Patent protection differs from country to country, giving rise to increased competition from other products in countries where patent coverage is weak or not enforced. Once a patent issues, we still face the risk that others will try to design around our patent or will try to challenge or invalidate the patent. If a patent were invalidated, we could be subject to significant liabilities to a third party, be required to license the invention from a third party, or be prevented from using the invention altogether. The cost of litigation can be substantial, even if we prevail.

 If a third party were to bring an infringement claim against us, we would incur significant costs in our defense; if the claim were successful, we would need to obtain licenses to develop non-infringing technology.

   Our business also depends on our ability to develop and market products without infringing patents or other proprietary rights of others and without breaching the scope of the licenses related to our intellectual property. The pharmaceutical industry is subject to frequent and protracted litigation regarding patent and other intellectual property rights. Most companies have numerous patents that protect their intellectual property rights. These third parties might assert claims against us with respect to our product candidates and future products. If litigation were required to determine the validity of a third party's claims, we could spend significant resources and be distracted from our core business activities, regardless of the outcome. If we did not prevail in the litigation, we could be required to license a third party's technology, which might not be possible on satisfactory terms, or discontinue our own activities and develop non-infringing technology, any of which could delay our development programs.

   We have the exclusive license from Opocrin S.p.A., in all countries other than Japan and Korea, to develop and market OP2000. This license is based on an issued patent held by Opocrin claiming a heparin derivative with a specified range of molecular weight. We also have a non-exclusive license from Opocrin to practice certain related patents, to the extent required for our activities related to OP2000. We are aware of a recently issued patent claiming the use of certain fractions of heparin for the treatment of inflammatory bowel disease. We do not believe the development of OP2000 will require the licensing of this patent. If OP2000 were to be determined to fall within the scope of this patent and if the patent's claims were found to be valid, we would have to license this patent in order to commercialize OP2000. We might not be able to license this patent at a reasonable cost which would result in our not being able to market OP2000. Uncertainty regarding the scope or validity of this patent might deter companies from collaborating with us for the development and commercialization of OP2000.

 Protection of trade secret and confidential information is difficult, and loss of confidentiality could eliminate our competitive advantage.

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

 Our research and development programs rely on technology licensed from third parties, and termination of any of those licenses would result in loss of significant rights to develop and market our products, which would impair our business.

   We have exclusive worldwide rights to our antioxidant small molecule technology through license agreements with Duke University and National Jewish Medical Center. We also have the worldwide exclusive rights to patents licensed from Albert Einstein College of Medicine and patent applications and rights to license future technology arising out of research sponsored at the University of North Carolina at Chapel Hill (related to the liver precursor cell program) and National Jewish Medical Center (related to antioxidant small molecules). Key financial and other terms, such as royalty payments, for the licensing of this future technology would still need to be negotiated with the research institutions, and it might not be possible to obtain any such license on terms that are satisfactory to us.

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

 We need to obtain collaborative arrangements for manufacturing and marketing of our potential products, or we will have to develop the expertise, obtain the additional capital and spend the resources to perform those functions.

   We do not have the staff or facilities to manufacture or market any products being developed in our programs. We need to enter into collaborative arrangements in the future to develop, commercialize, manufacture and market products emerging from our antioxidant program. We also might seek a company to develop the manufacturing capability for the liver precursor cell therapy being developed by us and intend to seek a company to work with on development of a liver assist device. We also plan to seek companies to market and manufacture OP2000.

   A large number of small biotechnology companies are seeking collaborators, some of whom compete in the same therapeutic areas as our programs, and obtaining and maintaining new collaborative arrangements will be difficult. We might not be successful in entering into third party arrangements on acceptable terms, if at all. If we are unable to obtain or retain third-party manufacturing or marketing on acceptable terms, we might be delayed in our ability to commercialize products. Substantial additional funds and personnel would be required if we needed to establish our own manufacturing or marketing operations. We might not be able to obtain adequate funding or establish such capabilities at all or in a cost-effective manner.

   Even if we do succeed in obtaining a collaborator for any of our programs, the product might not be commercialized profitably, if at all. The compensation owed to our manufacturer and marketers will reduce our profit margins and might delay or limit our ability to develop, deliver and sell products on a timely and competitive basis. Furthermore, one of these companies could pursue alternative technologies or develop alternative compounds either on its own or in collaboration with others, targeted at the same diseases as those involved in our programs.

   A manufacturer must conform to FDA regulations for the production and packaging of products. If any of our manufacturers can not meet our needs or applicable regulatory standards with respect to the timing, quantity or quality of products, our development programs would be delayed.

   We are in discussions with third parties to conduct the cell processing to produce the liver precursor cells being developed by Incara. To begin clinical trials, we must contract with a supplier to isolate the liver precursor cells in compliance with FDA regulations. We have not yet established the terms of any supply arrangement, and we might not be able to enter into any arrangements on satisfactory terms. We also must establish and maintain sources of livers or liver tissues from which the precursor cells can be isolated. We have historically relied on several suppliers of liver tissues for research, but entering into the clinical trial stage of development will increase our needs. For clinical trials and ultimately for commercialization, we plan to obtain, from the traditional organ transplant donor programs, livers which are not suitable for full liver transplant.

 If we cannot retain or hire qualified personnel, our programs could be delayed.

   We have only 21 employees and are highly dependent on the principal members of the management and scientific staff, including in particular Clayton I. Duncan, our Chairman, President and Chief Executive Officer. We also are highly dependent on the academic collaborators for each of our programs. The loss of key employees or academic collaborators could delay progress in our programs or result in termination of them in their entirety.

   We believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific and managerial personnel. We face competition for the kinds of personnel from other companies, research and academic institutions, government entities and other organizations. We might not be successful in hiring or retaining the personnel needed for success.

 If we do not obtain and maintain government authorizations to manufacture and market products, our business will be significantly harmed.

   Our research and development activities and the manufacturing and marketing of our products are subject to extensive regulation by governmental authorities in the United States and other countries. Clinical trials and the manufacturing and marketing of products are subject to the testing and approval processes of the FDA and foreign regulatory authorities. The process of obtaining required regulatory approvals for our products from the FDA and other regulatory authorities takes many years and is expensive. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, and if regulatory authorities do not agree with our analyses of data, our product programs could be delayed or regulatory approval could be withheld. Additional government regulations might be promulgated which could delay or prevent regulatory approval of our products. Even if these approvals are obtained, post-marketing, adverse events or other monitoring of the products could result in suspension or limitation of the approvals.

 Product liability claims, if asserted against us in the future, could exceed our insurance coverage and use our cash resources.

   The pharmaceutical and biotechnology business exposes us to the risk of product liability claims alleging that use of our products caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of pharmaceutical products, and might be made directly by patients involved in clinical trials of our products, by consumers or healthcare providers or by organizations selling such products. Product liability claims can be expensive to defend even if the product did not actually cause the injury or harm.

   Insurance covering product liability claims becomes increasingly expensive as a product moves through the development pipeline to commercialization. We have obtained limited product liability insurance coverage for the clinical trials for OP2000. However, the available insurance coverage might not be sufficient to cover us against all potential losses due to liability, if any, or to the expenses associated with defending liability claims. A product liability claim successfully asserted against us could exceed our coverage and require us to use our own cash resources, which would then not be available for our own products.

   In addition, some of our licensing agreements with third parties require us to maintain product liability insurance. If we can not maintain acceptable amounts of coverage on commercially reasonable terms, the corresponding agreements would be subject to termination.

 The costs of compliance with environmental, safety and similar laws could increase our cost of doing business or subject us to liability in the event of noncompliance.

   Our business is subject to regulation under state and federal laws regarding occupational safety, laboratory practices, environmental protection and the use, generation, manufacture, storage and disposal of hazardous substances. We might be required to incur significant costs in the future to comply with existing or future environmental and health and safety regulations. Our research activities involve the use of hazardous materials, chemicals and radioactive compounds. Although we believe that our procedures for handling such materials comply with applicable state and federal regulations, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, we could be liable for any resulting damages.

 Provisions of our charter documents and Delaware law could lead to entrenchment of our management which could discourage or delay offers to acquire Incara, which might reduce the market price of our common stock and the voting rights of the holders of common stock.

   Provisions of our charter documents and Delaware law make it more difficult for our stockholders to change the directors of Incara or for a third party to acquire Incara, and might discourage a third party from offering to acquire Incara, even if a change in control or in management would be beneficial to our stockholders. These provisions also could limit the price that certain investors might be willing to pay in the future for shares of common stock.

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

   Further, some provisions of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving Incara. Incara is subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. While such provisions are intended to enable the Incara Board of Directors to maximize stockholder value, they might have the effect of discouraging takeovers that could be in the best interest of some stockholders. Such provisions could reduce the market value of Incara's common stock in the future.

 We remain contingently liable for certain IRL obligations.

   Despite the sale of Incara Research Laboratories, or IRL, in December 1999 to a private pharmaceutical company, we remain contingently liable through May 2007 on debt and lease obligations assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey. If the purchaser were to default, or the lender or landlord otherwise collect from us, our financial condition would be materially adversely affected. This contingent liability was approximately $8,328,000 in September 2000 and should decline on an approximately straight-line basis to zero in May 2007.

 If we do not reach the market with our products before our competitors offer products for the same use, or if we do not compete effectively in marketing our products, the revenues from product sales, if any, will be reduced.

   We face intense competition in all of our development programs. The markets for therapeutic products that address inflammatory, liver and pulmonary diseases are large and competition is expected to increase. Our most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies, which have substantially greater financial, technical, sales and marketing, and human resources than us. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are cheaper, safer or more effective than those being developed by us or that would render our technology obsolete.

 If we fail to meet Nasdaq National Market listing requirements, our common stock will be delisted and become illiquid.

   Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. If we continue to experience losses from our operations or we are unable to raise additional funds, we might not be able to maintain the standards for continued quotation on the Nasdaq National Market, including a minimum bid price requirement of $1.00.

   If as a result of the application of these listing requirements, our common stock were delisted from the Nasdaq National Market, our stock would become harder to buy and sell. Further, our stock could be subject to what are known as the "penny stock" rules. The penny stock rules place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we were removed from the Nasdaq National Market, the ability or willingness of broker-dealers to sell or make a market in our common stock might decline. As a result, your ability to resell your shares of our common stock could be adversely affected.

Item 2. Properties.

   Incara currently leases 9,444 square feet of office space in Research Triangle Park, North Carolina, which is leased through April 2001. We are negotiating a lease for other facilities and believe adequate facilities are available in the area to meet our current and future needs.

Item 3. Legal Proceedings.

   We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2000.

Executive Officers

   The executive officers of Incara and their ages as of November 30, 2000 are as follows:

           Name          Age                      Position
           ----          ---                      --------
   Clayton I. Duncan.... 51  President, Chief Executive Officer and Chairman of
                             the Board of Directors

   Richard W. Reichow... 50  Executive Vice President, Chief Financial Officer,
                             Treasurer and Secretary

   David P. Ward, M.D... 54  Executive Vice President, Research and Development

   John P. Richert...... 50  Vice President, Market Development

   W. Bennett Love...... 45  Vice President, Corporate Planning/Communications

   Clayton I. Duncan has been President, Chief Executive Officer and a director of Incara since January 1995. From 1989 until December 1993, Mr. Duncan was President and Chief Executive Officer of Sphinx Pharmaceuticals Corporation, a biopharmaceutical company which was acquired by Eli Lilly and Company in September 1994. From December 1993 until September 1994, he served as an independent consultant to Sphinx with regard to the sale of Sphinx to Lilly. From 1987 to 1989, Mr. Duncan was a General Partner of Intersouth Partners, a venture capital firm. From 1979 to 1987, he was an executive with Carolina Securities Corporation, a regional investment banking firm, serving as Executive Vice President and a director from 1984 to 1987. Mr. Duncan was founder and Chairman of the Board of CRX Medical, Inc., a medical products company that conducted research and development in wound management, ophthalmic disorders and interventional radiology. Mr. Duncan is also a director of Aeolus Pharmaceuticals, Inc., CPEC LLC, and Renaissance Cell Technologies, Inc., all of which are subsidiaries of Incara. Mr. Duncan received an M.B.A. from the University of North Carolina at Chapel Hill. In addition, Mr. Duncan is a director of The Forest at Duke, a continuing care retirement community, and Chairman of the Board of Directors of the Carolina Ballet, a professional ballet company.

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

   David P. Ward, M.D. has been Executive Vice President, Research and Development of Incara since July 1998, and was Senior Vice President, Research & Development from March 1995 to July 1998. Dr. Ward was Group Vice President, Medical, Regulatory Affairs and Clinical Operations of Quintiles Transnational Corporation, a contract research organization, from October 1994 to March 1995. Dr. Ward was Vice President of Clinical Development and Regulatory Affairs of Sphinx from January 1992 to September 1994. Prior to that time, Dr. Ward was employed by SmithKline Beecham, a multinational pharmaceutical company, for more than six years, serving as a Vice President in various clinical areas. Dr. Ward received his M.D. degree from Case Western Reserve University Medical School.

   John P. Richert has been employed by Incara since 1995, and has been Vice President, Market Development since December 1996. Mr. Richert served as Director, Market Development with Sphinx from 1991 to 1994. Mr. Richert was employed by Schering-Plough Corporation, a major pharmaceutical manufacturer, from 1981 to 1990 where he held positions of increasing responsibility in marketing. Mr. Richert received an M.B.A. in Pharmaceutical Marketing from Fairleigh-Dickinson University.

   W. Bennett Love has been employed by Incara since 1995, and has been Vice President, Corporate Planning/Communications since June 1997. From 1990 to 1994, Mr. Love was employed as Sphinx as Director, Corporate Planning/ Communications. From 1983 through 1989, he was an investment banker with a regional securities firm. Mr. Love received an M.B.A. from the University of North Carolina at Chapel Hill.

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters.

 (a) Price Range of Common Stock

   Our common stock trades on the Nasdaq National Market under the symbol "INCR". The following sets forth the quarterly high and low sales prices as reported by Nasdaq for the periods indicated. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.

                                                                High      Low
                                                              --------- --------
   Fiscal Year Ended September 30, 1999
     October 1, 1998 through December 31, 1998............... $10 1/8   $3 3/8
     January 1, 1999 through March 31, 1999..................  15 1/2    5
     April 1, 1999 through June 30, 1999.....................   8 1/4    4 1/16
     July 1, 1999 through September 30, 1999.................   5 5/8      1/2

   Fiscal Year Ended September 30, 2000
     October 1, 1999 through December 31, 1999...............   1 13/16    1/2
     January 1, 2000 through March 31, 2000..................  11        1 17/32
     April 1, 2000 through June 30, 2000.....................   6 1/8    1 1/2
     July 1, 2000 through September 30, 2000.................   4 3/4    1 11/16

 (b) Approximate Number of Equity Security Holders

   As of October 31, 2000, the number of record holders of our common stock was 152 and we estimate that the number of beneficial owners was approximately 5,000.

 (c) Dividends

   We have never paid a cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

   You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the fiscal years ended September 30, 1996, 1997, 1998, 1999 and 2000 and the consolidated balance sheet data at September 30, 1996, 1997, 1998, 1999 and 2000 from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants, and, except for the consolidated statements of operations for the fiscal years ended September 30, 1996 and 1997 and the consolidated balance sheet data at September 30, 1996, 1997 and 1998, are included elsewhere in this Form 10-K.

   Please be advised that historical results are not necessarily indicative of the results to be expected in the future, particularly given our acquisition and disposition history. Our historical cash expenditures prior to December 31, 1999 were significantly higher than our current cash spending rate. This lower level of expenditures has resulted from the discontinuance of the IRL and BEXTRA(R) programs (see "Item 1--Business--Discontinued Programs").

Statement of Operations Data:
(In thousands, except per share data)

                                        Year Ended September 30,
                               -----------------------------------------------
                                 2000      1999      1998      1997     1996
                               --------  --------  --------  --------  -------
Revenue:
  Contract and license fee
   revenue...................  $    100  $  2,088  $  6,121  $  5,360  $ 5,348
                               --------  --------  --------  --------  -------
Costs and expenses:
  Research and development...     7,645    18,996    16,799    19,972    5,276
  Purchase of in-process
   research and development..     6,664       --      5,343       411      350
  General and
   administrative............     2,613     3,045     3,509     4,179    3,396
                               --------  --------  --------  --------  -------
    Total costs and
     expenses................    16,922    22,041    25,651    24,562    9,022
                               --------  --------  --------  --------  -------
Loss from operations.........   (16,822)  (19,953)  (19,530)  (19,202)  (3,674)
Gain on sale of division.....     9,751       --        --        --       --
Investment income, net.......       406       355       384       831      719
Income taxes.................       --        --        --        --       (37)
Minority interest............       --        --        --        568     (568)
                               --------  --------  --------  --------  -------
Net loss.....................  $ (6,665) $(19,598) $(19,146) $(17,803) $(3,560)
                               ========  ========  ========  ========  =======
Net loss per common share:
  Basic and diluted..........  $  (1.06) $  (2.98) $  (2.69) $  (2.55) $ (0.59)
                               ========  ========  ========  ========  =======
Weighted average common
 shares outstanding:
  Basic and diluted..........     6,312     6,583     7,113     6,982    6,062
                               ========  ========  ========  ========  =======

Balance Sheet Data:
(In thousands)

                                              September 30,
                               -----------------------------------------------
                                 2000      1999      1998      1997     1996
                               --------  --------  --------  --------  -------
Cash and cash equivalents and
 marketable securities.......  $  6,555  $  4,960  $ 23,562  $ 37,580  $37,391
Working capital .............  $  4,662  $  2,207  $ 14,607  $  9,855  $28,870
Total assets.................  $  7,348  $  8,044  $ 27,836  $ 42,623  $40,650
Long-term portion of capital
 lease obligations and notes
 payable.....................  $     43  $    981  $  1,593  $  2,128  $   896
Total liabilities............  $  2,536  $  4,253  $  8,160  $ 29,167  $ 9,401
Total stockholders' equity...  $  4,812  $  3,791  $ 19,676  $ 13,456  $30,680

Unaudited Pro Forma Consolidated Financial Information:

   The consolidated financial statements of Incara are included elsewhere in this Form 10-K. You should read the unaudited pro forma consolidated financial information presented herein in conjunction with those financial statements and related notes.

   The unaudited pro forma consolidated financial information of Incara for the year ended September 30, 2000 include adjustments to give effect in the unaudited pro forma condensed consolidated statement of operations for the disposition of IRL as if it had occurred on October 1, 1999.

   The unaudited pro forma condensed consolidated statements of operations are provided for informational purposes and are not necessarily indicative of the results of operations that would have been achieved had the transactions been in effect as of the beginning of the period presented and are not necessarily indicative of future results of operations.

Pro Forma Consolidated Statement of Operations:
(In thousands, except per share data)

                                          Fiscal Year Ended September 30, 2000
                                         --------------------------------------
                                                        Pro Forma
                                         Consolidated Adjustments--  Pro Forma
                                            Actual         IRL      As Adjusted
                                         ------------ ------------- -----------
Revenue:
  Contract and license fee revenue......   $    100      $   100     $     --
                                           --------      -------     ---------
Costs and expenses:
  Research and development..............      7,645        1,339         6,306
  Purchased in-process research and
   development..........................      6,664          --          6,664
  General and administrative............      2,613          --          2,613
                                           --------      -------     ---------
    Total costs and expenses............     16,922        1,339       (15,583)
                                           --------      -------     ---------
Loss from operations....................    (16,822)      (1,239)      (15,583)
Gain on sale of division................      9,751        9,751           --
Interest income, net....................        406          (37)          443
                                           --------      -------     ---------
Net income (loss).......................   $ (6,665)     $ 8,475     $ (15,140)
                                           ========      =======     =========
Net loss per common share:
  Basic.................................   $  (1.06)                 $   (2.40)
                                           ========                  =========
  Diluted...............................   $  (1.06)                 $   (2.40)
                                           ========                  =========
Weighted average common shares
 outstanding............................      6,312                      6,312
                                           ========                  =========

   The pro forma adjustments reflect the elimination of revenue and expenses related to IRL for the fiscal year ended September 30, 2000 as if the IRL sale had occurred at the beginning of the fiscal year. The pro forma adjustments also reflect the elimination of the gain recognized on the sale of IRL.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

   You should read the following discussion in conjunction with our consolidated financial statements and the notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in "Item 1--Business-- Risks Associated with Our Business" and elsewhere in this Form 10-K.

Overview

   We conduct discovery and development programs in three areas: (1) inflammatory bowel disease, using an ultra-low molecular weight heparin known as OP2000; (2) liver disorders, using liver precursor cell therapy; and (3) small molecule antioxidants as a treatment for disorders resulting from obstruction of blood flow, such as stroke and heart attack. Our current programs reflect our business strategy of building a diversified portfolio of innovative therapeutic products by advancing basic and clinical research discoveries from leading academic research centers. Our strategy for bringing promising treatments to the market includes entering into relationships with companies who have the manufacturing, sales and marketing capabilities that we do not have. We believe that collaborative agreements can provide funding and expertise for the commercialization of our products, and allow us to maintain a lower fixed cost structure.

   On March 31, 2000, Incara acquired all of the minority interests of Renaissance Cell Technologies, Inc. and Aeolus Pharmaceuticals, Inc. Prior to this acquisition, Incara owned 78.0% of Renaissance and 65.8% of Aeolus. Incara issued 1,220,041 shares of its common stock for the subsidiaries' minority ownership. We accounted for the acquisition using the purchase method of accounting with a total purchase price of $6,664,000. We allocated the total purchase price to purchased in-process research and development and immediately charged it to operations because at the date of the acquisition the in-process research purchased was in preclinical stages, feasibility had not been established and we deemed it to have no alternative future use. We estimated at the acquisition date that Renaissance and Aeolus would need to spend in excess of an additional $50,000,000 to complete the research and development and that it would be at least 2006 before the research and development is completed. We might share the cost to complete research and development for these programs with collaborative partners in the future. The acquisition of these minority interests should not have a significant impact on future operating results because we previously recognized all losses of Renaissance and Aeolus due to our majority interest in the subsidiaries.

   On December 29, 1999, we sold our anti-infective division, known as Incara Research Laboratories, or IRL, to a private pharmaceutical company for $11,000,000 in cash and the right to receive future payments totaling up to an additional $4,000,000 if a compound originating from a collaboration with Merck & Co., Inc. reaches preclinical and clinical trial milestones. We currently do not expect to receive any additional payments from the purchaser. The transaction involved the sale of assets associated with IRL, including rights under the collaboration with Merck and the assumption of related liabilities by the purchaser. We remain contingently liable through May 2007 on debt and lease obligations of approximately $8,328,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey. We recognized a gain of $9,751,000 on the sale of IRL, which we recorded as other income. The effect of the IRL transaction on Incara's historical financial statements is shown in "Pro Forma Consolidated Financial Information."

   In May 1998, Incara acquired all of the outstanding stock of Transcell Technologies, Inc., a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc., through a merger with Transcell in exchange for Incara common stock, stock options and stock warrants. We refer to the former Transcell operation as Incara Research Laboratories, or IRL. We accounted for the purchase of Interneuron's 77.9% interest in Transcell by Incara in a manner similar to a "pooling-of-interests," because it represented a transfer of stock between entities under common control. We accounted for the acquisition of the non-Interneuron ownership interest by using the purchase method of accounting. We have combined all of Transcell's past results of operations with our consolidated results of operations. We issued stock in the Transcell merger in three installments. We issued the first installment upon the closing of the merger in May 1998. In lieu of the second installment payment due to Interneuron in connection with the merger, Interneuron retained 281,703 shares of Incara common stock as part of a corporate restructuring between Interneuron and Incara. In August 1999, Incara issued 867,583 shares of Incara common stock to the other former Transcell stockholders as payment for their second installment of the merger. We issued the third and final installment of 856,861 shares of Incara common stock to the former Transcell stockholders, including Interneuron, in February 2000. We calculated the number of shares issued using a formula based on the market price of Incara common stock prior to the stock issuance date. The issuance of these additional shares did not impact our fiscal 2000 operating results because we included the value of these shares in the determination of the purchase price of Transcell in fiscal 1998.

   We had net losses of $6,665,000 and $19,598,000 for the fiscal years ended September 30, 2000 and 1999, respectively. We had an accumulated deficit of $83,907,000 at September 30, 2000. We have not yet generated any revenues from product sales and do not expect to receive any product revenues in the foreseeable future, if at all.

Results of Operations

 Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

   Our net loss of $6,665,000 for fiscal 2000 was $12,933,000 less than the $19,598,000 net loss for fiscal 1999. The net loss for fiscal 2000 resulted from the net effect of recognizing a $9,751,000 gain on the sale of IRL, offset by fiscal 2000 operating expenses and the write-off of $6,664,000 for purchased in-process research and development in connection with the acquisition of minority interests of Aeolus and Renaissance.

   Contract and license fee revenue for fiscal 2000 was $100,000, as compared to $2,088,000 for fiscal 1999. All of this revenue resulted from an IRL collaboration with Merck. We will not receive any additional revenue from this collaboration, because it was sold with the other IRL assets.

   Our research and development, or R&D, expenses decreased $11,351,000, or 60%, to $7,645,000 in fiscal 2000 from $18,996,000 in fiscal 1999. The lower expenses were primarily due to the result of discontinuing our bucindolol development program in the fourth quarter of fiscal 1999 and to the sale of our IRL operation in December 1999.

   During the last quarter of fiscal 1999, we discontinued our bucindolol development program and, therefore, we did not incur any bucindolol-related expenses for fiscal 2000. During fiscal 1999, we incurred $6,469,000 of bucindolol-related R&D expenses.

   Because we sold IRL at the end of December 1999, we did not incur any significant R&D expenses for IRL between January 1, 2000 and September 30, 2000. R&D expenses for IRL were $1,339,000 for fiscal 2000 and $8,245,000 for fiscal 1999. We do not expect any additional expense for IRL in the future.

   We incurred $1,712,000 of R&D expenses for OP2000 during fiscal 2000, versus $228,000 during fiscal 1999. The higher expenses in fiscal 2000 were primarily due to costs incurred in connection with our Phase 1 clinical trials that began in October 1999 and were completed in April 2000, as well as preparation for a Phase 2/3 clinical trial.

   R&D expenses for our liver cell program increased $369,000, or 44%, to $1,201,000 for fiscal 2000 from $832,000 for fiscal 1999. The higher expenses in fiscal 2000 resulted primarily from more R&D staff time being devoted to the program.

   R&D expenses for our antioxidant program decreased $418,000, or 20%, to $1,694,000 for fiscal 2000 from $2,112,000 for fiscal 1999. The decrease in expenses from fiscal 1999 to fiscal 2000 was primarily due to the reduction of outside contract services and sponsored research costs.

   General and administrative, or G&A, expenses decreased $432,000, or 14%, to $2,613,000 for fiscal 2000 from $3,045,000 for fiscal 1999. The higher G&A expenses in fiscal 1999 were primarily for expenses related to the bucindolol program, which we terminated in the last quarter of fiscal 1999, and the IRL operation, which we sold in December 1999.

 Fiscal Year Ended September 30, 1999 Compared To Fiscal Year Ended September 30, 1998

   Our net loss of $19,598,000 for fiscal 1999 was $452,000, or 2%, greater than the $19,146,000 net loss for fiscal 1998.

   Contract and license fee revenue for fiscal 1999 was $2,088,000, as compared to $6,121,000 for fiscal 1998. Contract and license fee revenue for fiscal 1999 primarily resulted from our collaboration with Merck. During fiscal 1999, we received a $1,500,000 milestone payment from Merck for compounds that demonstrated specific activity in laboratory tests using both resistant and sensitive bacterial strains. Merck also funded $563,000 of research and development costs at IRL during fiscal 1999.

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

   Our research and development expenses increased $2,197,000, or 13%, to $18,996,000 in fiscal 1999 from $16,799,000 in fiscal 1998.

   Expenses for the development of bucindolol and general R&D expenses increased $2,885,000, or 59%, to $7,807,000 for fiscal 1999 from $4,922,000 for fiscal 1998. Our expenses increased after funding from the Astra Merck collaboration ended in September 1998 and also increased as a result of the costs of expanded European clinical trials for bucindolol during fiscal 1999. Pursuant to the Astra Merck collaboration, during fiscal 1998 Astra Merck paid for most expenses related to the development of the twice-daily formulation of bucindolol for the United States, including liabilities assumed by Astra Merck on our behalf of approximately $6,065,000. This additional amount did not flow through our statements of operations, because it was offset against related expenses. Because we terminated the Astra Merck collaboration in September 1998, we absorbed all of the U.S. development expenses for bucindolol in fiscal 1999. In addition, we expanded the European bucindolol clinical program with BASF Pharma/Knoll AG during fiscal 1999, resulting in expense of approximately $2,326,000 in fiscal 1999 versus approximately $1,309,000 in fiscal 1998. We terminated the development of bucindolol in the last quarter of fiscal 1999 and all estimated costs of termination were accrued as of September 30, 1999.

   R&D expenses for IRL remained relatively constant, increasing by only $44,000, or 1%, to $8,245,000 for fiscal 1999 from $8,201,000 for fiscal 1998.
During fiscal 1999 IRL incurred increased expenses for license fees paid to Princeton University and patent preparation fees. These increased expenses were offset by lower depreciation costs, because in fiscal 1998 we expensed $856,000 of Transcell property and equipment that did not meet our capitalization criteria.

   R&D expenses for Aeolus increased by $96,000, or 5%, to $2,112,000 for fiscal 1999 from $2,016,000 for fiscal 1998, primarily due to an increase in contract services for research and preclinical studies of its antioxidant small molecule research program.

   R&D expenses for Renaissance increased by $172,000, or 26%, to $832,000 for fiscal 1999 from $660,000 for fiscal 1998, primarily due to increased fees for patent preparation and a fee to the University of North Carolina for the license of technology developed under the research agreement with UNC.

   During fiscal 1998, we paid and expensed a $1,000,000 license fee for a development compound licensed from Opocrin S.p.A.

   In conjunction with the Transcell merger, we incurred a charge of $5,343,000 for the purchase of in-process research and development during fiscal 1998, because feasibility of the in-process research and development acquired was not yet established and we had no alternative future use for the technology. This charge represents the market value of the shares of Incara stock issued to the former minority interest owners of Transcell.

   General and administrative expenses decreased by $464,000, or 13%, to $3,045,000 for fiscal 1999 from $3,509,000 for fiscal 1998, primarily due to the elimination of IRL administrative personnel and functions at IRL in conjunction with the Transcell merger.

Liquidity and Capital Resources

   At September 30, 2000, we had cash and cash equivalents and marketable securities of $6,555,000, an increase of $1,595,000 from September 30, 1999. Cash increased due to the receipt of $11,000,000 from the sale of IRL, offset by operating costs for fiscal 2000.

   In August 2000, we entered into a definitive agreement with Torneaux Fund Ltd., an institutional investor, for an equity financing facility covering the purchase of our common stock over 15 months. Under this facility, Incara controls the amount and timing of stock sold to Torneaux, with the amount of the investment being dependent, in part, on Incara's stock price. Assuming Incara's stock price maintains a minimum threshold of $2.00, the cumulative potential investment is anticipated to exceed $3,000,000 and is capped at $18,900,000.

The agreement includes the issuance of warrants to purchase an amount of common stock equal to 15% of the common stock shares purchased, and is subject to a number of conditions.

   While management believes its existing financial resources are adequate to fund operations through fiscal 2001, the Company intends to rely on the Torneaux financing facility or other financing arrangements to support a higher level of R&D efforts during fiscal 2001. We expect to incur substantial additional costs and losses over the next few years. Our cash requirements for subsequent periods will depend on numerous factors, particularly the progress of our research and development programs. We will require significant additional funds to continue our clinical program evaluating the use of OP2000 and to complete preclinical activities, and to begin clinical trials for our liver precursor cell and antioxidant programs. We might acquire other products, technologies or businesses that complement our existing or planned products or programs, although we currently have no understanding, commitment or agreement with respect to any such acquisitions.

   To execute our business plan, we intend to seek additional capital from one or more potential sources, including the sale of common or preferred stock in private or public equity offerings and from new collaborations related to one or more of our product development programs. Adequate funds might not be available at all or on terms acceptable or favorable to us. At times it is difficult for biotechnology companies to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to Incara's stockholders. If we are successful in obtaining collaborations for any of our programs, we expect to relinquish rights to technologies, product candidates or markets which we might otherwise develop ourselves. If we are unable to enter into new collaborations or raise additional capital to support our business plan, we might be required to scale back, delay or discontinue one or more of our research and development programs, such as our proposed clinical trials, or obtain funds on terms that are not favorable to us, which could have a material adverse affect on our business and the value of our common stock. Reduction or discontinuation of research and development programs could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

   In January 2000, our Board of Directors authorized the repurchase of up to $2,000,000 of our common stock during the following two months through purchases on the stock market. During fiscal 2000, we repurchased a total of 140,100 shares of our common stock at a total cost of $412,000.

Item 7A. Quantitative and Qualitative Disclosure of Market Risks.

   Not applicable.

Item 8. Financial Statements and Supplementary Data.

   See Index to Consolidated Financial Statements on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                    PART III

   Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

 Compliance with Section 16(a) of the Securities Exchange Act of 1934.

   To the Company's knowledge, there were no reports required under Section 16(a) of the Securities Exchange Act of 1934 that were not timely filed during the fiscal year ended September 30, 2000.

Item 11. Executive Compensation.

   The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1--Election of Directors--Information Concerning the Board of Directors and Its Committees", "Other Information--Compensation of Executive Officers", "--Compensation of Directors", "--Report of the Compensation Committee on Executive Compensation", "--Compensation Committee Interlocks and Insider Participation" and "Performance Graph" in the Proxy Statement.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report or incorporated herein by reference:

     (1) Financial Statements.

   See Index to Consolidated Financial Statements on page F-1.

     (2) Financial Statement Schedules.

   All financial statement schedules for which provision is made in Regulation S-X are omitted because they are not required under the related instructions, are inapplicable, or the required information is given in the financial statements, including the notes thereto.

     (3) Exhibits.

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    Certificate of Incorporation, as amended(a)

  3.2    Bylaws(a)

  3.3    Amendment to Bylaws dated September 23, 1999(m)

  4.1    Form of Common Stock Certificate(m)

  4.2    Form of Warrant to be issued to Torneaux Fund Ltd.(s)

 10.1    Form of Investors' Rights Agreement(a)

 10.4*   License Agreement between Duke University and Aeolus Pharmaceuticals,
         Inc., dated July 21, 1995(a)

 10.7    Acquisition Agreement relating to the acquisition by Intercardia, Inc.
         of 80% of CPEC, Inc. dated May 13, 1994, as amended(a)

 10.8 Incara Pharmaceuticals Corporation 1994 Stock Option Plan, as amended(n)

 10.9    Office Lease between Highwoods/Forsyth Limited Partnership and
         Intercardia, Inc., dated April 24, 1995(a)

 10.10   Master Equipment Lease between Phoenix Leasing Incorporated and
         Intercardia, Inc., dated June 12, 1995, and related Sublease and
         Acknowledgment of Assignment to Aeolus Pharmaceuticals, Inc.(a)

 10.11*  Development and Marketing Collaboration and License Agreement between
         Astra Merck Inc., Intercardia, Inc. and CPEC, Inc., dated December 4,
         1995(a)

 10.12 Incara Pharmaceuticals Corporation 1995 Employee Stock Purchase Plan, as amended(o)

 10.16   Tax Allocation Agreement between Interneuron Pharmaceuticals, Inc. and
         Intercardia, Inc., dated December 4, 1995(a)

 10.19 Lease Amendment Number One, dated March 6, 1996, to Office Lease between Highwoods/Forsyth Limited Partnership and Intercardia, Inc.(b)

 10.21*  Agreement among Intercardia, Inc., CPEC, Inc. and Knoll AG dated
         December 19, 1996(c)

 10.22 Lease Amendment Number Two, dated March 14, 1997, to Office Lease between Highwoods/Forsyth Limited Partnership and Intercardia, Inc.(d)


 Exhibit
   No.                                 Description
 -------                               -----------

 10.23 Sponsored Research Agreement between The University of North Carolina at Chapel Hill and Renaissance Cell Technologies, Inc. dated September
         4, 1997(e)

 10.24*  Sponsored Research Agreement between National Jewish Medical and
         Research Center and Aeolus Pharmaceuticals, Inc., dated September 11,
         1997(e)

 10.26 Employment Agreement between Clayton I. Duncan and Intercardia, Inc., dated December 15, 1997(e)

 10.27   Assignment and Assumption and Royalty Agreement effective as of May 8,
         1998 between Intercardia, Inc. and Interneuron Pharmaceuticals,
         Inc.(f)

 10.28* Research Collaboration and License Agreement dated effective as of June 30, 1997, as amended, by and among Interneuron Pharmaceuticals, Inc., Transcell Technologies, Inc. and Merck & Co., Inc., as assigned to Intercardia, Inc. effective May 8, 1998(f)

 10.29*  License Agreement dated June 29, 1998 between Princeton University and
         Intercardia, Inc.(f)

 10.30 License Agreement dated April 15, 1998, effective as of June 30, 1997, between Princeton University and Interneuron Pharmaceuticals, Inc., as assigned to Intercardia, Inc. by Interneuron Pharmaceuticals, Inc.
         effective May 8, 1998(f)

 10.31   Lease Agreement dated September 19, 1996, as amended, between Cedar
         Brook Corporate Center, L.P. and Transcell Technologies, Inc., as assigned to Intercardia, Inc. effective May 8, 1998(f)

 10.32 Amendment 1, dated as of July 1, 1998, to Sponsored Research Agreement between National Jewish Medical and Research Center and Aeolus
         Pharmaceuticals, Inc.(f)

 10.33   Termination and Settlement Agreement dated September 29, 1998, between
         Astra Pharmaceuticals, L.P., Intercardia, Inc. and CPEC, Inc.(g)

 10.34* License, Development, Marketing and Clinical Trials Supply Agreement between Opocrin S.p.A. and Intercardia, Inc., dated July 20, 1998(h)

 10.35 Employment Agreement between Richard W. Reichow and Intercardia, Inc., dated November 16, 1998(h)

 10.36 Employment Agreement between David P. Ward and Intercardia, Inc., dated November 16, 1998(h)

 10.37 Employment Agreement between John P. Richert and Intercardia, Inc., dated November 16, 1998(h)

 10.38 Employment Agreement between W. Bennett Love and Intercardia, Inc., dated November 16, 1998(h)

 10.39* Development, Manufacturing, Marketing and License Agreement, effective as of December 19, 1996, among Knoll AG, CPEC, Inc. and Intercardia,
         Inc.(j)

 10.40   Exchange Agreement dated July 15, 1999, between Intercardia, Inc. and
         Interneuron Pharmaceuticals, Inc.(k)

 10.41   Registration Rights Agreement dated July 15, 1999, between Interneuron
         Pharmaceuticals, Inc. and Intercardia, Inc.(k)

 10.42 Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron
         Pharmaceuticals, Inc.(k)

 10.43 Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.(k)

 10.44   Incara Pharmaceuticals Corporation 1997 Equity Incentive Plan, Form of
         Restricted Stock Award Agreement (7-month vesting) and Form of
         Restricted Stock Award Agreement (3-year vesting)(l)


 Exhibit
   No.                                Description
 -------                              -----------
 10.45   Amendment No. 2, dated June 22, 1999, to Sponsored Research Agreement between The University of North Carolina at Chapel Hill and
         Renaissance Cell Technologies, Inc.(m)

 10.46 Amendment 2, dated August 16, 1999, to Sponsored Research Agreement between National Jewish Medical and Research Center and Aeolus
         Pharmaceuticals, Inc.(m)

 10.47   Form of Severance Agreement dated September 23, 1999 with Clayton I.
         Duncan, Richard W. Reichow, David P. Ward, John P. Richert and W.
         Bennett Love(m)

 10.48*  Asset Purchase Agreement dated December 17, 1999(m)

 10.49*  License Agreement dated August 23, 1999 between The University of
         North Carolina at Chapel Hill and Renaissance Cell Technologies,
         Inc.(o)

 10.50*  License Agreement, effective July 1996, between Albert Einstein
         College of Medicine of Yeshiva University and Renaissance Cell
         Technologies, Inc.(o)

 10.51   Registration Rights Agreement dated August 17, 2000 between Incara
         Pharmaceuticals Corporation and Torneaux Fund Ltd.(r)

 10.52   Common Stock Purchase Agreement dated August 17, 2000 between Incara
         Pharmaceuticals Corporation and Torneaux Fund Ltd.(q)

 10.53   Employment Agreement between Clayton I. Duncan and Incara
         Pharmaceuticals Corporation, dated December 11, 2000

 10.54 Amendment No. 3, dated July 6, 2000, to Sponsored Research Agreement between The University of North Carolina at Chapel Hill and
         Renaissance Cell Technologies, Inc.

 21.1    List of Subsidiaries(p)

 23.1    Consent of PricewaterhouseCoopers LLP

 27.1    Financial Data Schedule

--------
 *  Confidential treatment granted.
(a) Incorporated by reference to the similarly numbered Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-08209).
(b) Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995.
(c) Incorporated by reference to the similarly numbered Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(d) Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(e) Incorporated by reference to the similarly numbered Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(f) Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(g) Incorporated by reference to the similarly numbered Exhibit to the Company's Form 8-K Current Report filed on September 30, 1998.
(h) Incorporated by reference to the similarly numbered Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
(i) Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.
(j) Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(k) Incorporated by reference to the similarly numbered Exhibit to the Company's Form 8-K Current Report filed on July 23, 1999.
(l) Incorporated by reference to the similarly numbered Exhibit to the Company's Form 8-K Current Report filed on October 11, 1999.
(m) Incorporated by reference to the similarly numbered Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.
(n) Incorporated by reference to the similarly numbered Exhibit to the Company's Report on Form S-8 filed on March 30, 2000.
(o) Incorporated by reference to the similarly numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(p) Incorporated by reference to the similarly numbered Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-43050).
(q) Incorporated by reference to Appendix A of the Company's definitive proxy statement filed on September 7, 2000.
(r) Incorporated by reference to Appendix B of the Company's definitive proxy statement filed on September 7, 2000.
(s) Incorporated by reference to the similarly numbered Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-45822).

   (b) Reports on Form 8-K.

     (1) Filed July 21, 2000 to provide pro forma financial statements for the sale of IRL.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants......................................... F-2

Consolidated Balance Sheets--As of September 30, 2000 and 1999............ F-3

Consolidated Statements of Operations--For the fiscal years ended
 September 30, 2000, 1999 and 1998........................................ F-4

Consolidated Statements of Stockholders' Equity--For the fiscal years ended September 30, 2000, 1999 and 1998.................................. F-5

Consolidated Statements of Cash Flows--For the fiscal years ended
 September 30, 2000, 1999 and 1998........................................ F-6

Notes to Consolidated Financial Statements................................ F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
 INCARA PHARMACEUTICALS CORPORATION

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Incara Pharmaceuticals Corporation and its subsidiaries (the "Company") at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Raleigh, North Carolina
November 15, 2000

                       INCARA PHARMACEUTICALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  1,877  $  2,407
  Marketable securities....................................    4,678     2,553
  Accounts receivable......................................      197       282
  Prepaids and other current assets........................      403       237
                                                            --------  --------
    Total current assets...................................    7,155     5,479
Property and equipment, net................................      193     2,483
Other assets...............................................      --         82
                                                            --------  --------
                                                            $  7,348  $  8,044
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $    637  $    654
  Accrued expenses.........................................    1,807     1,933
  Current portion of capital lease obligations.............       22       488
  Current portion of notes payable.........................       27       197
                                                            --------  --------
    Total current liabilities..............................    2,493     3,272
Long-term portion of capital lease obligations.............       43       399
Long-term portion of notes payable.........................      --        582
Stockholders' equity:
  Common stock, $.001 par value per share, 40,000,000
   shares authorized, 7,365,849 and 5,226,969 shares issued
   and outstanding at September 30, 2000 and 1999,
   respectively............................................        7         5
  Additional paid-in capital...............................   88,951    81,772
  Restricted stock.........................................     (239)     (744)
  Accumulated deficit......................................  (83,907)  (77,242)
                                                            --------  --------
    Total stockholders' equity.............................    4,812     3,791
                                                            --------  --------
                                                            $  7,348  $  8,044
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      Fiscal Year Ended
                                                        September 30,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Revenue:
  Contract and license fee revenue............... $    100  $  2,088  $  6,121
                                                  --------  --------  --------
Costs and expenses:
  Research and development.......................    7,645    18,996    16,799
  Purchase of in-process research and
   development...................................    6,664       --      5,343
  General and administrative.....................    2,613     3,045     3,509
                                                  --------  --------  --------
    Total costs and expense......................   16,922    22,041    25,651
                                                  --------  --------  --------
Loss from operations.............................  (16,822)  (19,953)  (19,530)
Gain on sale of division.........................    9,751       --        --
Investment income, net...........................      406       355       384
                                                  --------  --------  --------
Net loss......................................... $ (6,665) $(19,598) $(19,146)
                                                  ========  ========  ========
Net loss per common share:
  Basic.......................................... $  (1.06) $  (2.98) $  (2.69)
                                                  ========  ========  ========
  Diluted........................................ $  (1.06) $  (2.98) $  (2.69)
                                                  ========  ========  ========
Weighted average common shares outstanding.......    6,312     6,583     7,113
                                                  ========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                            Common Stock
                          -----------------  Additional                                         Total
                            Number     Par    Paid-in   Restricted   Deferred   Accumulated Stockholders'
                          of Shares   Value   Capital     Stock    Compensation   Deficit      Equity
                          ----------  -----  ---------- ---------- ------------ ----------- -------------
Balance at September 30,
 1997...................   6,956,545  $  7    $52,243     $ --       $  (296)    $(38,498)    $ 13,456
Exercise of common stock
 options................      15,576   --          59       --           --           --            59
Grants of common stock
 options at below fair
 value..................         --    --       1,450       --        (1,450)         --           --
Stock-based
 compensation...........         --    --         464       --           --           --           464
Amortization of deferred
 compensation...........         --    --         --        --           660          --           660
Proceeds from offerings
 of Employee Stock
 Purchase Plan..........      13,592   --         142       --           --           --           142
Contribution to
 Transcell capital by
 Interneuron............         --    --      18,698       --           --           --        18,698
Common stock issued to
 unrelated parties in
 conjunction with
 Transcell Merger.......     303,440   --       5,343       --           --           --         5,343
Net loss for the fiscal
 year ended September
 30, 1998...............         --    --         --        --           --       (19,146)     (19,146)
                          ----------  ----    -------     -----      -------     --------     --------
Balance at September 30,
 1998...................   7,289,153     7     78,399       --        (1,086)     (57,644)      19,676
Exercise of common stock
 options................      21,851   --          53       --           --           --            53
Amortization of deferred
 compensation...........         --    --         --        --           827          --           827
Proceeds from offerings
 of Employee Stock
 Purchase Plan..........      67,851   --         134       --           --           --           134
Contribution of payables
 to capital by
 Interneuron............         --    --       2,421       --           --           --         2,421
Cancellation of common
 stock returned by
 Interneuron............  (4,229,381)   (4)         4       --           --           --           --
Common stock issued to
 unrelated parties in
 conjunction with
 Transcell Merger.......     867,583     1         (1)      --           --           --           --
Write-off of deferred
 compensation related to
 common stock options
 cancelled..............         --    --        (259)      --           259          --           --
Restricted common stock
 sold to employees and
 consultants............   1,209,912     1        755      (755)         --           --             1
Stock-based compensation
 and amortization of
 Restricted Stock.......         --    --         266        11          --           --           277
Net loss for the fiscal
 year ended September
 30, 1999...............         --    --         --        --           --       (19,598)     (19,598)
                          ----------  ----    -------     -----      -------     --------     --------
Balance at September 30,
 1999...................   5,226,969     5     81,772      (744)         --       (77,242)       3,791
Exercise of common stock
 options................     140,000   --          50       --           --           --            50
Proceeds from offerings
 of Employee Stock
 Purchase Plan..........     208,744   --         122       --           --           --           122
Common stock issued in
 conjunction with
 Transcell Merger.......     856,861     1         (1)      --           --           --           --
Common stock issued in
 conjunction with Aeolus
 and Renaissance
 mergers................   1,220,041     1      6,663       --           --           --         6,664
Stock-based compensation
 and amortization of
 Restricted Stock.......         --    --         838       424          --           --         1,262
Restricted Stock
 forfeited..............    (146,666)  --         (81)       81          --           --           --
Common stock
 repurchased............    (140,100)  --        (412)      --           --           --          (412)
Net loss for the fiscal
 year ended September
 30, 2000...............         --    --         --        --           --        (6,665)      (6,665)
                          ----------  ----    -------     -----      -------     --------     --------
Balance at September 30,
 2000...................   7,365,849  $  7    $88,951     $(239)     $   --      $(83,907)    $  4,812
                          ==========  ====    =======     =====      =======     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Fiscal Year Ended
                                                          September 30,
                                                    ---------------------------
                                                     2000      1999      1998
                                                    -------  --------  --------
Cash flows from operating activities:
  Net loss........................................  $(6,665) $(19,598) $(19,146)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization.................      260       771     1,837
    Noncash compensation..........................    1,262     1,105     1,125
    Purchase of in-process research and
     development..................................    6,664       --      5,343
    Gain on sale of division......................   (9,751)      --        --
    Loss on disposal of property and equipment....       36       --        --
    Interest expense on notes to Interneuron......      --        --        918
    Change in assets and liabilities:
      Accounts receivable.........................       85       814        31
      Prepaids and other assets...................     (170)     (117)      120
      Accounts payable and accrued expenses.......     (653)   (1,356)  (10,054)
      Deferred revenue............................      --        --       (500)
                                                    -------  --------  --------
        Net cash used in operating activities.....   (8,932)  (18,381)  (20,326)
                                                    -------  --------  --------
Cash flows from investing activities:
  Proceeds from sale of division..................   11,000       --        --
  Proceeds from sales and maturities of marketable
   securities.....................................    6,468    11,406    20,400
  Purchases of marketable securities..............   (8,593)   (1,044)  (13,920)
  Purchases of property and equipment.............     (114)     (278)   (1,110)
                                                    -------  --------  --------
        Net cash provided by investing
         activities...............................    8,761    10,084     5,370
                                                    -------  --------  --------
Cash flows from financing activities:
  Net proceeds from issuance of stock and
   warrants.......................................      172       187       201
  Proceeds from capital leases....................       38       --        --
  Repurchase of common stock......................     (412)      --        --
  Proceeds from notes payable.....................        2         2       460
  Principal payments on notes payable.............      (58)     (194)     (117)
  Principal payments on capital lease
   obligations....................................     (101)  (494)        (345)
  Advances from Interneuron, net..................      --        556     7,219
                                                    -------  --------  --------
        Net cash provided by (used by) financing
         activities...............................     (359)       57     7,418
                                                    -------  --------  --------
        Net decrease in cash and cash
         equivalents..............................     (530)   (8,240)   (7,538)
Cash and cash equivalents at beginning of period..    2,407    10,647    18,185
                                                    -------  --------  --------
Cash and cash equivalents at end of period........  $ 1,877  $  2,407  $ 10,647
                                                    =======  ========  ========
Supplemental disclosure of investing and financing
 activities:
  Cash payments of interest.......................  $    37  $    251  $    222
                                                    =======  ========  ========
  Contribution of payables to capital by
   Interneuron....................................  $   --   $  2,421  $    --
                                                    =======  ========  ========
  Property and equipment acquired through
   financing arrangements.........................  $    38  $    --   $    110
                                                    =======  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF THE BUSINESS

   The Company conducts discovery and development programs in three areas: (1) inflammatory bowel disease, using an ultra-low molecular weight heparin; (2) liver disorders, using a novel form of hepatic progenitor cell therapy; and (3) novel small molecule catalytic antioxidants for disorders such as stroke and heart attack.

   The "Company" refers collectively to Incara Pharmaceuticals Corporation ("Incara") and its wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and Renaissance Cell Technologies, Inc., a Delaware corporation ("Renaissance"). At September 30, 2000, the Company also owned a 35.0% interest in CPEC LLC, a Delaware limited liability company ("CPEC").

   Until July 15, 1999, Incara was a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. ("Interneuron"). On July 15, 1999, Incara restructured its corporate relationship with Interneuron to reduce Interneuron's majority ownership of Incara in exchange for an increased ownership by Interneuron of CPEC (the "Restructuring"). Prior to the Restructuring, CPEC was owned 80.1% by Incara and 19.9% by Interneuron. Subsequent to the Restructuring, CPEC became owned 35.0% by Incara and 65.0% by Interneuron (see Note I).

   Until July 1999, the Company's most advanced product was BEXTRA(R) (bucindolol HCl), a beta-blocker that was being evaluated in a Phase 3 clinical trial conducted by the National Institutes of Health and the U.S. Department of Veterans Affairs for use in treating congestive heart failure patients. The agencies terminated the study in July 1999, prior to its scheduled termination date, because an interim data analysis indicated there was no significant survival advantage of treatment with bucindolol for the patient population as a whole. In August 1999, the Company agreed to end the collaboration (the "Knoll Collaboration") with BASF Pharma/Knoll AG ("Knoll") for BEXTRA for countries outside the United States and Japan (the "Knoll Territory"), and terminated the European trial of BEXTRA. The Company does not expect to pursue the compound further for this or any other indication.

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

   On December 29, 1999, the Company sold the former Transcell operation, which is referred to as Incara Research Laboratories ("IRL"), to a private pharmaceutical company for $11,000,000 and the right to receive up to an additional $4,000,000 in the event a compound originating from the Research Collaboration and Licensing Agreement (the "Merck Collaboration"), originally entered into among Transcell, Interneuron and Merck & Co., Inc. ("Merck"), reaches certain preclinical and clinical trial milestones. The Company currently does not expect to receive any additional payments from the purchaser. The transaction involved the sale of assets associated with IRL, including rights under the Merck Collaboration and the assumption of certain related liabilities by the purchaser. The Company remains contingently liable through May 2007 on debt and lease obligations of approximately $8,328,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

                       INCARA PHARMACEUTICALS CORPORATION

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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation: The consolidated financial statements include the accounts of Incara and its wholly owned subsidiaries. The Company uses the equity method to account for its 35.0% ownership interest in CPEC. All significant intercompany accounts and transactions have been eliminated.

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

   Cash and Cash Equivalents: The Company invests available cash in short-term bank deposits, money market funds, commercial paper and U.S. Government securities. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at September 30, 2000 and 1999 due to their short-term nature.

   Marketable Securities: The Company considers its investment portfolio available-for-sale. Debt and equity securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related income taxes. Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Gains and losses on the sale of securities are determined using the specific identification method. The amortized cost of marketable securities approximates their market value, yielding no unrealized holding gains or losses at September 30, 2000 and 1999. At September 30, 2000, the Company owned $4,678,000 of bank certificates of deposit due within one year. At September 30, 1999 the Company owned $2,553,000 of corporate notes due within one year.

   Accounts Receivable: The accounts receivable balances at September 30, 2000 and 1999 are primarily comprised of amounts due from Interneuron for a portion of the amount payable by the Company to Knoll for bucindolol-related liabilities.

   Property and Equipment: Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements and equipment under capital leases, over the lesser of the estimated useful lives or the lease terms. The estimated useful lives are two years for computers and five years for equipment. No impairments of property and equipment were required to be recognized during the fiscal years ended September 30, 2000 and 1999. Subsequent to the Transcell Merger in May 1998, the Company wrote off $856,000 of property and equipment acquired from Transcell because certain items did not meet the Company's minimum cost per item capitalization criteria. The majority of the Company's property and equipment at September 30, 1999 related to the IRL operations, which was sold in December 1999.

                       INCARA PHARMACEUTICALS CORPORATION

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

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB101B, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Adoption is required by the Company no later than the quarter ending September 30, 2001. The Company does not expect SAB 101 to have a significant impact on the Company's revenue recognition policies.

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

   Net Loss Per Common Share: Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. At September 30, 2000 had such potential common shares not been antidilutive, their effect would be to increase the shares used in computing diluted net loss per common share by 500,291 shares to 6,812,143 shares.

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

   Segment Reporting: The Company currently operates in only one segment.

   Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 138 was issued in June 2000 and provides certain amendments to SFAS 133 and must be implemented at the same time as SFAS 133. SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. As issued, SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15,

                       INCARA PHARMACEUTICALS CORPORATION

1999, with earlier application encouraged. In May 1999, the FASB delayed the effective date of SFAS 133 for one year, to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not currently use, nor does it intend in the future to use, derivative instruments and, therefore, does not expect that the adoption of SAFS 133 and SFAS 138 will have any impact on its financial position or results of operations.

C. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at September 30, 2000 and 1999 (in thousands):

                                                                 2000    1999
                                                                 -----  -------
   Office equipment............................................. $ 428  $   735
   Laboratory equipment.........................................   341    1,411
   Leasehold improvements.......................................    58    1,774
                                                                 -----  -------
                                                                   827    3,920
   Less: accumulated depreciation and amortization..............  (634)  (1,437)
                                                                 -----  -------
                                                                 $ 193  $ 2,483
                                                                 =====  =======

   The above amounts included equipment under capital lease obligations with a cost of $268,000 and $930,000 at September 30, 2000 and 1999, respectively, and a net book value of $57,000 and $394,000 at September 30, 2000 and 1999, respectively. Depreciation expense was $260,000 and $771,000 for the fiscal years ended September 30, 2000 and 1999, respectively.

D. ACCRUED EXPENSES

   At September 30, 2000 and 1999, accrued expenses consisted of the following (in thousands):

                                                                   2000   1999
                                                                  ------ ------
   Payroll-related liabilities................................... $  446 $  305
   Bucindolol development costs..................................  1,350  1,619
   Other.........................................................     11      9
                                                                  ------ ------
                                                                  $1,807 $1,933
                                                                  ====== ======

E. COMMITMENTS

   The Company leases office and laboratory space under non-cancelable operating leases. Rent expense under non-cancelable operating leases was $423,000, $1,147,000 and $1,154,000 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. The Company also leases equipment under capital leases.

   At September 30, 2000, the Company's non-cancelable future minimum payments under lease arrangements were as follows (in thousands):

                                                               Operating Capital
                                                                Leases   Leases
                                                               --------- -------
   2001.......................................................   $ 116    $ 28
   2002.......................................................     --       28
   2003.......................................................     --       19
                                                                 -----    ----
     Total minimum lease payments.............................   $ 116      75
                                                                 =====
   Less: amount representing interest.........................             (10)
                                                                          ----
   Present value of future minimum lease payments.............            $ 65
                                                                          ====

                       INCARA PHARMACEUTICALS CORPORATION

   The Company remains contingently liable through May 2007 on debt and lease obligations of approximately $8,328,000 assumed by the purchaser of IRL, including the IRL facility lease in Cranbury, New Jersey.

F. NOTES PAYABLE

   Notes payable at September 30, 2000 and 1999 consisted of the following (in thousands):

                                                                   2000   1999
                                                                   -----  -----
   Note payable to North Carolina Biotechnology Center, including accrued interest at 8.75%, principal and interest due in
    December 2000................................................  $  27  $  25
   Note payable to minority stockholder of Renaissance, including
    accrued interest at 5.79%....................................    --      29
   Note payable to a financial institution, including accrued
    interest at 13.4%............................................    --     297
   Note payable to IRL facility landlord, including accrued
    interest at 11.5%............................................    --     428
                                                                   -----  -----
   Notes payable, including current maturities...................     27    779
   Less: current maturities......................................    (27)  (197)
                                                                   -----  -----
   Long-term notes payable.......................................  $ --   $ 582
                                                                   =====  =====

G. STOCKHOLDERS' EQUITY

   Preferred Stock: The Certificate of Incorporation of Incara authorizes the issuance of up to 3,000,000 shares of Preferred Stock, at a par value of $.01 per share. The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company. No shares of Preferred Stock were outstanding at September 30, 2000 and 1999.

   Common Stock: In May 1998, Incara issued 494,823 shares of common stock as the first installment of the Transcell Merger (see Note J). In lieu of the second installment payment due to Interneuron, Interneuron retained 281,703 shares of Incara common stock as part of the Restructuring (see Note I). On August 9, 1999, Incara issued 867,583 shares of Incara common stock, valued at approximately $1.38 per share, to the other former Transcell stockholders as payment for their second installment of the Transcell Merger in the principal amount of $1,202,000. Incara issued the third and final installment of the purchase price of 856,861 shares of Incara common stock, valued at approximately $3.36 per share, to the former stockholders of Transcell on February 8, 2000. The issuance of these additional shares did not impact the Company's operating results, because the value of these shares was included in the determination of the purchase price of Transcell in fiscal 1998.

   In January and February 2000, Incara repurchased 104,100 shares of its common stock at a cost of $331,000 through purchases on the stock market. In July 2000, Incara purchased from each of Lola M. Reid, Ph.D. and James D. Crapo, M.D., both of whom are consultants to Incara, 18,000 shares of Incara's common stock at a per share price of $2.25, the closing price as listed on Nasdaq on July 26, 2000. The shares repurchased had been issued to Drs. Reid and Crapo in the acquisitions of Renaissance and Aeolus on March 31, 2000.

                       INCARA PHARMACEUTICALS CORPORATION

   Restricted Stock: As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management, employees and key consultants, the Company's Board of Directors adopted the 1999 Equity Incentive Plan (the "1999 Plan") in September 1999. The 1999 Plan provides for the grant of restricted stock ("Restricted Stock") awards which entitle employees and consultants to receive up to an aggregate of 1,400,000 shares of common stock upon satisfaction of specified vesting periods. During September 1999, an aggregate of 1,209,912 shares of Restricted Stock were granted to employees and key consultants of the Company (the "Participants") in consideration of services rendered by the Participants to the Company, the cancellation of options for an equal number of shares of common stock and payment of the par value of the shares. A total of 578,437 shares of Restricted Stock were unvested at September 30, 2000. These remaining shares of Restricted Stock vest in equal quarterly installments through October 2001.

   The Company has incurred and will continue to incur compensation expense through the vesting period of the Restricted Stock. The value of the Restricted Stock awards of 1,209,912 shares at the date of the grant totaled $755,000, based on the trading price of the Company's common stock of $0.625 per share. The value of the Restricted Stock is amortized on a straight-line basis over the vesting period. The Company recognized $424,000 and $11,000 of expenses related to these awards during fiscal 2000 and 1999, respectively.

   Employee Stock Purchase Plan: In October 1995, Incara adopted the Employee Stock Purchase Plan (the "ESPP"). In April 2000, the stockholders approved an amendment to increase the common stock reserved for issuance under the ESPP to 400,000 shares. Offerings are for one-year periods beginning on October 1 of each year (an "Offering") and are divided into two six-month Purchase Periods (the "Purchase Periods"). Employees may contribute up to ten percent (10%) of gross wages, with certain limitations, via payroll deduction, to the ESPP. Common stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the closing price of Incara's common stock on the first day of an Offering or the last day of the related Purchase Period. As of September 30, 2000, Incara had sold 319,072 shares of common stock pursuant to the ESPP and 80,928 shares were reserved for future issuances.

   Stock Option Plan: Under Incara's 1994 Stock Option Plan (the "1994 Plan"), incentive stock options ("ISOs") or non-qualified stock options to purchase 2,500,000 shares of Incara's common stock may be granted to employees, directors and consultants of the Company. The exercise price of the ISOs granted under the 1994 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest over three to four years following the date of the grant.

                       INCARA PHARMACEUTICALS CORPORATION

   Stock option activity under the 1994 Plan was as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Shares     Price
                                                            ----------  --------
   Outstanding at September 30, 1997.......................  1,416,710   $ 9.89
     Granted...............................................  1,901,886   $ 9.61
     Exercised.............................................    (15,629)  $ 3.77
     Cancelled............................................. (1,032,835)  $19.18
                                                            ----------
   Outstanding at September 30, 1998.......................  2,270,132   $ 5.47
     Granted...............................................     95,500   $ 5.66
     Exercised.............................................    (21,851)  $ 2.45
     Cancelled............................................. (1,359,220)  $ 7.53
                                                            ----------
   Outstanding at September 30, 1999.......................    984,561   $ 2.70
     Granted...............................................    781,540   $ 3.93
     Exercised.............................................   (140,000)  $ 0.36
     Cancelled.............................................   (288,941)  $ 5.57
                                                            ----------
   Outstanding at September 30, 2000.......................  1,337,160   $ 3.05
                                                            ==========

   In August 1998, Incara's Board of Directors approved a resolution whereby current employees and consultants were granted the right to amend the terms of stock options with an exercise price greater than $11.00 per share. The amended options reduced the exercise price to $8.00 per share, which was the trading value of Incara's stock on the date of the repricing, and extended the vesting period of the stock options.

   The details of stock options outstanding at September 30, 2000 were as follows:

                        Options Outstanding          Options Exercisable
                 ---------------------------------- ----------------------
                    Number               Weighted      Number
                  Outstanding  Weighted   Average    Exercisable  Weighted
                      at       Average   Remaining       at       Average
   Range of      September 30, Exercise Contractual September 30, Exercise
Exercise Prices      2000       Price      Life         2000       Price
---------------  ------------- -------- ----------- ------------- --------
     $0.04            17,029    $ 0.04   6.1 years          --        --
     $0.36           283,048    $ 0.36   4.4 years      283,048    $ 0.36
 $0.60 - $0.81        90,500    $ 0.63   5.7 years       83,832    $ 0.63
     $1.00           162,809    $ 1.00   4.9 years      162,809    $ 1.00
 $1.75 - $2.00       141,855    $ 1.88   9.5 years       66,855    $ 1.75
 $2.37 - $5.09       106,517    $ 3.38   9.4 years       17,571    $ 4.39
     $5.12           458,000    $ 5.12   9.5 years      426,998    $ 5.12
 $7.12 - $8.00        50,026    $ 7.62   7.7 years       42,497    $ 7.64
$11.03 - $20.50       27,376    $14.42   5.6 years       27,376    $14.42
                   ---------                          ---------
                   1,337,160    $ 3.05   7.4 years    1,110,986    $ 3.08
                   =========                          =========

   Under the principles of APB No. 25, the Company does not recognize compensation expense associated with the grant of stock options to employees unless an option is granted with an exercise price at less than fair market value. SFAS 123 requires the use of option valuation models to recognize as expense stock option grants to consultants and to provide supplemental information regarding options granted to employees after September 30, 1995.

                       INCARA PHARMACEUTICALS CORPORATION

   The Company's pro forma information utilizing the Black-Scholes option valuation model for the fiscal years ended September 30, 2000, 1999 and 1998 is as follows:

                                                          2000   1999    1998
                                                         ------ ------- -------
   Net loss (in thousands):
     As reported........................................ $6,665 $19,598 $19,146
     Pro forma.......................................... $6,965 $20,889 $22,353
   Basic and diluted net loss per share:
     As reported........................................ $ 1.06 $  2.98 $  2.69
     Pro forma.......................................... $ 1.10 $  3.17 $  3.14

   Pro forma information regarding net loss was determined as if the Company had accounted for its employee stock options and shares sold under the ESPP under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants:

                                              2000        1999        1998
                                           ----------- ----------- -----------
   Dividend yield.........................     0%          0%          0%
   Expected volatility....................    133%         85%         70%
   Risk-free interest rate................ 6.0% - 6.3% 4.8% - 5.3% 5.3% - 5.6%
   Expected option life after shares are
    vested................................   2 years     3 years     2 years

   For the fiscal years ended September 30, 2000, 1999 and 1998, all stock options issued were either issued at fair market value or were replacement stock options issued pursuant to the Transcell Merger. During fiscal 1998, Transcell granted stock options to consultants with an exercise price below fair market value on the date of the grant.

   Warrants: In May 1998, Incara issued replacement stock warrants to purchase 17,783 shares of Incara common stock at an exercise price of $13.49 in connection with the Transcell Merger. As of September 30, 2000, warrants to purchase 66,816 shares were outstanding, 49,033 of which are exercisable at an exercise price of $8.25 per share until February 2001, and 17,783 of which are exercisable at an exercise price of $13.49 per share until May 2003.

H.  INCOME TAXES

   As of September 30, 2000 and 1999, the Company had federal net operating loss carryforwards of $57,359,000 and $56,375,000, respectively, and state operating loss carryforwards of $18,493,000 and $17,509,000, respectively. The use of these federal net operating loss carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. The federal net operating losses will begin to expire in 2010. The state net operating losses will begin to expire in 2001.

                       INCARA PHARMACEUTICALS CORPORATION

   Significant components of the Company's deferred tax assets at September 30, 2000 and 1999 consisted of the following (in thousands):

                                                               2000      1999
                                                             --------  --------
   Net operating loss carryforwards......................... $ 20,448  $ 20,063
   AMT credit carryforwards.................................       37        37
   Research and development credit carryforwards............    1,195     1,195
   Accrued payroll related liabilities......................    1,204     1,521
   Charitable contribution carryforwards....................      637       441
   Other....................................................      495       533
                                                             --------  --------
     Total deferred tax assets..............................   24,016    23,790
   Valuation allowance for deferred assets..................  (24,016)  (23,790)
                                                             --------  --------
     Net deferred tax asset................................. $    --   $    --
                                                             ========  ========

   Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carryforwards.

   Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

                                                      2000     1999     1998
                                                     -------  -------  -------
   Effective tax rate...............................      0%       0%       0%
                                                     =======  =======  =======
   United States Federal statutory rate............. $(2,266) $(6,663) $(6,510)
   State taxes (net of federal benefit).............       1     (273)     853
   Change in valuation reserves.....................     226    4,909    4,394
   Gain on sale of subsidiary.......................     --     2,371      --
   Pipeline research and development................   2,273      --     1,464
   Other............................................    (234)    (344)    (201)
                                                     -------  -------  -------
     Provision for income taxes..................... $   --   $   --   $   --
                                                     =======  =======  =======

I. BUCINDOLOL TRANSACTIONS

   In September 1994, Incara acquired 80.0% of the outstanding stock of CPEC. CPEC held the exclusive, worldwide license from Bristol-Myers Squibb Company to develop bucindolol for congestive heart failure and left ventricular dysfunction.

   In December 1995, the Company entered into a collaboration with Astra Merck Inc. ("Astra Merck") for the development of bucindolol in the United States (the "Astra Merck Collaboration"). During the fiscal year ended September 30, 1998, the Company recognized contract revenue of $834,000 from payments made by Astra Merck to the Company, exclusive of a termination fee of $4,000,000 received in September 1998 discussed below. During the fiscal year ended September 30, 1998, Astra Merck funded $6,065,000 of the Company's research and development expenses. These additional amounts did not flow through the Company's statements of operations, because they were offset against related expenses. Pursuant to the terms of the Astra Merck Collaboration, the Company paid Astra Merck $10,000,000 in December 1997, which had been accrued as a liability at September 30, 1997. In July 1998, Astra Merck's business was restructured to combine it with Astra AB's wholly-owned subsidiary, Astra USA Inc., in a new limited partnership in which Astra AB had

                       INCARA PHARMACEUTICALS CORPORATION
management control as the general partner. The new company, Astra Pharmaceuticals, had an expanded product line that included a beta-blocker (metoprolol succinate). Because metoprolol and bucindolol were both beta-blockers being investigated for heart failure, Astra Pharmaceuticals and the Company agreed in September 1998 to terminate the Astra Merck Collaboration. Pursuant to the Termination and Settlement Agreement, Astra Pharmaceuticals returned to the Company all rights, material and information relating to bucindolol and paid it a termination fee in the amount of $4,000,000. This payment was immediately recognized as contract and license fee revenue because the Company had no ongoing obligations.

   In December 1996, the Company entered into the Knoll Collaboration with Knoll to develop bucindolol for the Knoll Territory. Knoll and the Company had agreed to share the development costs of bucindolol for the Knoll Territory. In general, Knoll was to pay approximately 60% of certain development and marketing costs and the Company was to pay approximately 40% of such costs, subject to certain maximum dollar limitations. The Company recognized contract and license fee revenue from the Knoll Collaboration of $26,000 and $149,000 for the fiscal years ended September 30, 1999 and 1998, respectively.

   On July 15, 1999, Incara restructured its corporate relationship with Interneuron to reduce Interneuron's majority ownership of Incara in exchange for an increased ownership by Interneuron of CPEC. Prior to the Restructuring, CPEC was owned 80.1% by Incara and 19.9% by Interneuron. As a preliminary step in the Restructuring, Incara acquired Interneuron's 19.9% interest in CPEC. Incara redeemed 4,229,381 of the 4,511,084 shares of Incara Common stock owned by Interneuron, in exchange for a 65.0% ownership of CPEC and cancellation of liabilities owed to Interneuron by Incara and CPEC which totalled $2,421,000. This cancellation was treated as a contribution to capital by Interneuron to Incara. The Company's net investment in CPEC of $332,000 at September 30, 2000 is included in Prepaids and other current assets in the accompanying consolidated balance sheet. The Company's share of CPEC's net operating expenses since the date of the Restructuring are included in research and development expenses in the accompanying consolidated statements of operations.

   Before the Restructuring, Incara had funded approximately 80.1% of the net worldwide expenses related to bucindolol and Interneuron funded approximately 19.9%, in proportion to their respective ownership interests in CPEC. After the Restructuring, Incara and Interneuron are responsible for funding 35.0% and 65.0%, respectively, of CPEC's expenses related to the development of bucindolol in the United States and Japan (the "CPEC Territory"). As part of the Restructuring, Incara received an exclusive license of CPEC's rights in the Knoll Territory and is responsible for all bucindolol expenses in the Knoll Territory.

   On July 29, 1999, the double-blind, placebo-controlled, Phase 3 study of bucindolol known as BEST (Beta-blocker Evaluation of Survival Trial) was terminated earlier than scheduled, based on an interim analysis by the Data and Safety Monitoring Board that treatment with bucindolol did not demonstrate a statistically significant improvement in survival in the patient population as a whole. Based on the information, the Company does not expect to pursue the compound further for this or any other indication. All estimated BEST termination costs were accrued as of September 30, 1999.

   On August 3, 1999, Knoll terminated the Knoll Collaboration. Knoll and Incara also terminated the Phase 3 clinical study of bucindolol being conducted in Europe, which was known as BEAT (Bucindolol Evaluation after Acute myocardial infarction Trial). All estimated BEAT termination costs were accrued as of September 30, 1999.

                       INCARA PHARMACEUTICALS CORPORATION

J. ACQUISITIONS AND DISPOSITION

 Renaissance Cell Technologies, Inc. and Aeolus Pharmaceuticals, Inc.

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

 Transcell Technologies, Inc.

   In May 1998, Incara acquired all of the outstanding stock of Transcell in a merger of Transcell with and into Incara, and also acquired related technology rights held by Interneuron in exchange for Incara common stock with an aggregate market value of $14,200,000. In addition, Incara issued replacement stock options and warrants to purchase 241,705 shares and 17,783 shares, respectively, of Incara common stock to Transcell employees, consultants and warrant holders, with a total estimated value of $1,507,000. Prior to the Transcell Merger, Incara and Transcell were both majority-owned subsidiaries of Interneuron. Under the terms of the Agreement and Plan of Merger between Incara, Transcell and Interneuron dated March 2, 1998, Transcell stockholders received Incara common stock in three installments. The first installment of 320,151 shares was issued upon closing the transaction on May 8, 1998 (the "Closing"). In exchange for certain license and technology rights held by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Incara issued to Interneuron 174,672 shares of Incara common stock at Closing with a value of $3,000,000 at the date of issuance and will pay Interneuron a royalty on net sales of certain products that may result from the Merck Collaboration. In lieu of the second installment payment due to Interneuron, Interneuron retained 281,703 shares of Incara common stock as part of the Restructuring. On August 9, 1999, Incara issued 867,583 shares of Incara common stock, valued at approximately $1.38 per share, to the other former Transcell stockholders as payment for their second installment of the Transcell Merger in the principal amount of $1,202,000. On February 8, 2000, Incara issued 856,861 shares of Incara common stock, valued at approximately $3.36 per share, to Interneuron and the other former Transcell stockholders as payment for the third and final installment. The acquisition of Interneuron's 77.9% ownership interest in Transcell by Incara was treated in a manner similar to a "pooling-of-interests", because it represented a transfer of stock between entities under common control. The acquisition of the non-Interneuron ownership interest was accounted for using the "purchase" method of accounting. The Company incurred a charge to operations of $5,343,000 in fiscal 1998 for the purchase of the non-Interneuron interest in Transcell, because feasibility of the in-process research and development was not yet established and the technology had no alternative future use at the date of the acquisition. All of Transcell's prior results of operations were combined with the results of operations of the Company, because Transcell's minority interest owners had no responsibility to fund their share of the losses of Transcell.

                       INCARA PHARMACEUTICALS CORPORATION

   On December 29, 1999, the Company sold the former Transcell operation, known as IRL, to a private pharmaceutical company for $11,000,000 in cash and the right to receive up to an additional $4,000,000 if a compound originating from the Merck Collaboration reaches preclinical and clinical trial milestones. The Company currently does not expect to receive any additional payments from the purchaser. The transaction involved the sale of assets associated with IRL, including rights under the Merck Collaboration and the assumption of related liabilities by the purchaser. The Company recognized a gain of $9,751,000 on the sale of IRL. The Company remains contingently liable through May 2007 on debt and lease obligations of approximately $8,328,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

K. AGREEMENTS

 UNC License

   Renaissance has a sponsored research agreement (the "UNC Agreement") with the University of North Carolina at Chapel Hill ("UNC") which covers research at UNC by scientists in the area of hepatic stem cells and which grants Renaissance a first option to obtain an exclusive license to inventions resulting from the agreement with UNC. Renaissance has agreed to reimburse UNC for certain costs incurred in connection with the research, of which $338,000 remained to be paid as of September 30, 2000. In August 1999, Renaissance obtained an exclusive worldwide license (the "UNC License") from UNC to make, use and sell products using proprietary information and technology developed under the UNC Agreement. Renaissance paid license fees of $75,000 to UNC and will also pay milestones on certain development events and royalties on net sales. Renaissance is also obligated to pay patent filing, prosecution, maintenance and defense costs. Unless terminated earlier, the UNC License continues until the last underlying patent expires.

 Opocrin License

   In July 1998, Incara licensed a development compound ("OP2000") from Opocrin S.p.A., of Modena, Italy ("Opocrin"). Incara is investigating the use of OP2000 as a drug for the treatment of inflammatory bowl disease. The license is worldwide except for Japan and Korea. During fiscal 1998, Incara made a $1,000,000 license fee payment to Opocrin, which was expensed by the Company because the compound was in the early clinical stage of development. Incara is responsible for conducting clinical trials for OP2000 and is required to make additional milestone payments to Opocrin upon initiation of Phase 3 clinical trials, upon filing for regulatory approval, upon obtaining regulatory approval and upon achieving specified annual sales.

 Merck Collaboration

   In July 1997, Transcell and Interneuron entered into the Merck Collaboration to discover and commercialize certain novel antibacterial agents. The agreement provided for Merck to make initial payments totaling $2,500,000 which included a non-refundable commitment fee of $1,500,000 and a non-refundable option payment of $1,000,000 plus research support during the first two years of the agreement. Based upon estimated relative value of such licenses and rights, the commitment fee and option payment was shared two-thirds by the Company and one-third by Interneuron. The Company's share of revenue in conjunction with this agreement was $100,000, $2,063,000 and $1,138,000 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively, including a $1,500,000 milestone payment received from Merck in August 1999. In conjunction with the sale of IRL, the Company has transferred its rights and obligations under the Merck Collaboration and its licenses with Princeton University to the purchaser.

                       INCARA PHARMACEUTICALS CORPORATION

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

 National Jewish Medical and Research Center Agreement

   Aeolus has a sponsored research agreement with National Jewish Medical and Research Center ("NJC") which grants Aeolus an option to negotiate a royalty-bearing exclusive license for certain technology, patents and inventions resulting from research by certain individuals at NJC within the field of antioxidant, nitrosylating and related areas. Aeolus has agreed to support certain of NJC's costs incurred in performance of the research, of which $75,000 remained to be paid as of September 30, 2000.

L. EQUITY FINANCING

   In August 2000, Incara entered into a definitive agreement with Torneaux Fund Ltd. ("Torneaux"), an institutional investor, for an equity financing facility covering the purchase of Incara's common stock over 15 months. Under this facility, Incara will control the amount and timing of stock sold to Torneaux, with the amount of the investment being dependent, in part, on Incara's stock price. Assuming Incara's stock price maintains a minimum threshold, the cumulative potential investment is anticipated to exceed $3,000,000 and is capped at $18,900,000. The agreement includes the issuance of warrants to purchase an amount of common stock equal to 15% of the common stock shares purchased and is subject to a number of conditions. Incara's stockholders approved this financing transaction in October 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Incara Pharmaceuticals Corporation

                                                   /s/ Clayton I. Duncan
                                          By: _________________________________
                                               President and Chief Executive
                                                          Officer

Date: December 15, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

       /s/ Clayton I. Duncan           Chairman of the Board of     December 15, 2000
______________________________________ Directors, President and
          Clayton I. Duncan            Chief Executive Officer
                                       (Principal Executive
                                       Officer)

       /s/ Richard W. Reichow          Executive Vice President,    December 15, 2000
______________________________________ Chief Financial Officer
          Richard W. Reichow           and Treasurer (Principal
                                       Financial and Accounting
                                       Officer)

      /s/ Stephen M. Prescott          Director                     December 15, 2000
______________________________________
         Stephen M. Prescott

      /s/ Edgar H. Schollmaier         Director                     December 15, 2000
______________________________________
         Edgar H. Schollmaier

       /s/ David B. Sharrock           Director                     December 15, 2000
______________________________________
          David B. Sharrock