Form 10-Q
period 2001-03-31
INCARA PHARMACEUTICALS CORP
filed 2001-05-14
CIK 936538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   X        Quarterly report pursuant to Section 13 or 15(d) of the Securities
--------    Exchange Act of 1934 for the quarterly period ended March 31, 2001.

            Transition report pursuant to Section 13 or 15(d) of the Securities
--------    Exchange Act of 1934 for the transition period from _____ to _____.

                             Commission File Number
                                     0-27410

                       INCARA PHARMACEUTICALS CORPORATION
                       ----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                                        56-1924222
        ------------------------------                                   -----------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)

P.O. Box 14287
79 T.W. Alexander Drive
4401 Research Commons, Suite 200
Research Triangle Park, NC                                            27709
------------------------------------                 -----------------------------------
(Address of Principal Executive Office)                             (Zip Code)

Registrant's Telephone Number, Including Area Code                   919-558-8688
                                                     -------------------------------------------

               3200 East Highway 54, Cape Fear Building, Suite 200
                  Research Triangle Park, North Carolina 27709
                  --------------------------------------------
                 (Former address of Principal Executive Office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES X   NO
                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                               Outstanding as of May 10, 2001
    ------------------                        ------------------------------
Common Stock, par value $.001                          8,385,171 Shares

                       INCARA PHARMACEUTICALS CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                             PAGE
PART I.      FINANCIAL INFORMATION

             Item 1.           Financial Statements

             Consolidated Balance Sheets as of March 31, 2001 (unaudited)
             and September 30, 2000 . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .   3

             Consolidated Statements of Operations for the Three Months and Six
             Months ended March 31, 2001 and 2000 (unaudited)  . . . . . . .. . . . . . . . . . . . . . . . .  4

             Consolidated Statements of Cash Flows for the Six Months ended
             March 31, 2001 and 2000 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .  6


             Item 2.           Management's Discussion and Analysis of Financial
                               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . 10


PART II.     OTHER INFORMATION

             Item 2.           Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

             Item 4.           Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . 14

             Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . 15

             SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . 16


                       INCARA PHARMACEUTICALS CORPORATION


                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                                                   March 31,       September 30,
                                                                                    2001               2000
                                                                                 ------------      -------------
                                                                                 (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                   $     4,954       $      1,877
     Marketable securities                                                                 -              4,678
     Accounts receivable from Incara Development                                         385                  -
     Other accounts receivable                                                             -                197
     Prepaids and other current assets                                                   582                403
                                                                                 ------------      -------------
                    Total current assets                                               5,921              7,155
                                                                                 ------------      -------------

Property and equipment, net                                                              338                193
Other assets                                                                             356                  -
                                                                                 ------------      -------------
                                                                                 $     6,615       $      7,348
                                                                                 ============      =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $       843       $        637
     Accrued expenses                                                                    218              1,807
     Accumulated losses of Incara Development in excess of
        investment                                                                       308                  -
     Current portion of capital lease obligations                                         23                 22
     Current portion of note payable                                                       -                 27
                                                                                 ------------      -------------
                    Total current liabilities                                          1,392              2,493


Long-term portion of capital lease obligations                                            31                 43

Stockholders' equity:
     Preferred stock, $.01 par value per share, 3,000,000 shares authorized
       Series C convertible exchangeable preferred stock, 20,000 shares authorized; 12,015 and no shares issued and outstanding as of March 31, 2001 and September 30, 2000, respectively
         (liquidation value of $18,031)                                                    1                  -
       Series B convertible preferred stock, 600,000 shares authorized;
         28,457 and no shares issued and outstanding as of March 31,
         2001 and September 30, 2000, respectively                                         1                  -
     Common stock, $.001 par value per share, 40,000,000 shares authorized; 8,385,171 and 7,365,849 shares issued and outstanding
        at March 31, 2001 and September 30, 2000, respectively                             8                  7
     Additional paid-in capital                                                       99,046             88,951
     Restricted stock                                                                   (179)              (239)
     Accumulated deficit                                                             (93,685)           (83,907)
                                                                                 ------------      -------------
                    Total stockholders' equity                                         5,192              4,812
                                                                                 ------------      -------------
                                                                                $      6,615       $      7,348
                                                                                 ============      =============


The accompanying notes are an integral part of these consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                                             Three Months Ended                   Six Months Ended
                                                                  March 31,                            March 31,
                                                        -------------------------------     -------------------------------
                                                             2001               2000            2001               2000
                                                        ------------      -------------     ------------      -------------

Revenue:
     Cell processing revenue                            $         3       $          -      $         3       $          -
     Contract revenue                                             -                  -                -                100
                                                        ------------      -------------     ------------      -------------
        Total revenue                                             3                  -                3                100
                                                        ------------      -------------     ------------      -------------

Costs and expenses:                                           1,568              1,246            3,375              3,625
     Research and development
     Purchase of in-process research and
        development                                               -              6,664                -              6,664
     General and administrative                                 763                690            1,446              1,252
                                                        ------------      -------------     ------------      -------------
        Total costs and expenses                              2,331              8,600            4,821             11,541
                                                        ------------      -------------     ------------      -------------

Loss from operations                                         (2,328)            (8,600)          (4,818)           (11,441)
Gain on sale of division                                          -                  -                -              9,751
Gain on settlement of accrued liability                           -                  -              767                  -
Equity in loss of Incara Development                         (5,669)                 -           (5,669)                 -
Investment income, net                                           72                140              156                153
                                                        ------------      -------------     ------------      -------------
Net loss                                                     (7,925)            (8,460)          (9,564)            (1,537)


Preferred stock dividend accreted                              (214)                 -             (214)                 -
                                                        ------------      -------------     ------------      -------------
Net loss attributable to common stockholders            $    (8,139)      $     (8,460)     $    (9,778)      $     (1,537)
                                                        ============      =============     ============      =============

Net loss per weighted share attributable to
        common stockholders:
        Basic and diluted                               $     (1.00)      $      (1.53)     $     (1.26)      $      (0.29)
                                                        ============      =============     ============      =============

Weighted average common shares
        outstanding                                           8,157              5,535            7,772              5,379
                                                        ============      =============     ============      =============




The accompanying notes are an integral part of these consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                        Six Months Ended
                                                                                            March 31,
                                                                                 -------------------------------
                                                                                    2001               2000
                                                                                 ------------      -------------
Cash flows from operating activities:
     Net loss                                                                    $     (9,564)     $     (1,537)
     Adjustments to reconcile net loss available to common
       stockholders to net cash used in operating activities:
          Depreciation and amortization                                                    55               210
          Noncash compensation                                                             63               363
          Purchase of in-process research and development                                   -             6,664
          Gain on sale of division                                                          -            (9,751)
          Equity in loss of Incara Development                                          5,804                 -
          Loss on disposal of property and equipment                                        -                35
          Gain on settlement of accrued liability                                        (767)                -
          Change in assets and liabilities:
               Accounts receivable                                                       (382)               69
               Prepaids and other current assets                                         (179)              (22)
               Other assets                                                              (356)                -
               Accounts payable and accrued expenses                                      (89)           (1,010)
                                                                                 ------------      -------------
     Net cash used in operating activities                                             (5,415)           (4,979)
                                                                                 ------------      -------------

     Cash flows from investing activities:
          Proceeds from sale of division                                                    -            11,000
          Proceeds from sales of marketable securities                                  4,678             2,553
          Purchases of property and equipment                                            (200)              (31)
                                                                                 ------------      -------------
     Net cash provided by investing activities                                          4,478            13,522
                                                                                 ------------      -------------

     Cash flows from financing activities:
          Proceeds from issuance of common stock                                        2,638                52
          Proceeds from issuance of Series B preferred stock and warrants               1,414                 -
          Repurchase of Incara common stock                                                 -              (332)
          Principal payments on notes payable                                             (27)              (56)
          Principal payments on capital lease obligations                                 (11)              (92)
                                                                                 ------------      -------------
     Net cash provided by (used in) financing activities                                4,014              (428)
                                                                                 ------------      -------------
     Net increase in cash and cash equivalents                                          3,077             8,115
     Cash and cash equivalents at beginning of period                                   1,877             2,407
                                                                                 ------------      -------------
     Cash and cash equivalents at end of period                                  $      4,954      $     10,522
                                                                                 ============      =============

     Supplemental disclosure of financing activities:
          Common stock issued in settlement of accrued liability                 $        416      $          -
                                                                                 ============      =============
          Retirement of common stock in connection with settlement
               of accrued liability                                              $         83      $          -
                                                                                 ============      =============
          Series C preferred stock issued for investment in Incara
               Development                                                       $      5,496      $          -
                                                                                 ============      =============

          Preferred stock dividend accreted                                      $        214      $          -
                                                                                 ============      =============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

               INCARA PHARMACEUTICALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis of Presentation
         ---------------------

         The "Company" refers collectively to Incara Pharmaceuticals Corporation, a Delaware corporation ("Incara"), its wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation, and Incara Cell Technologies, Inc., a Delaware corporation, formerly Renaissance Cell Technologies, Inc., and its equity investee, Incara Development, Ltd., a Bermuda corporation ("Incara Development"). As of March 31, 2001, Incara owned 80.1% of Incara Development.

         Incara is developing therapies focused on tissue protection, repair and regeneration. In particular, the Company is focused on developing adult stem cell therapy for the treatment of liver failure. The Company is also conducting research and development of a series of catalytic antioxidant molecules and, in collaboration with Elan Corporation, plc, is conducting a Phase 2/3 clinical trial of an ultra low molecular weight heparin for the treatment of ulcerative colitis.

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

B.       Recent Accounting Pronouncements
         --------------------------------

         The Company adopted Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), in October 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company does not currently use nor does it intend in the future to use derivative instruments, and, therefore, the adoption of SFAS 133 did not have any impact on the Company's financial position or results of operations.

C.       Net Loss Per Weighted Share Attributable to Common Stockholders
         ---------------------------------------------------------------

         The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per weighted share attributable to common stockholders is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. As of March 31, 2001, diluted weighted average common shares excludes incremental shares of approximately 4,449,000 related to stock options, convertible preferred stock, and warrants to purchase common and preferred stock. These shares are excluded due to their antidilutive effect as a result of the Company's loss from operations during the three and six months ended March 31, 2001.

D.       Commitments and Contingencies
         -----------------------------

         In December 1999, Incara sold IRL, its anti-infectives division, to a private pharmaceutical company. Incara remains contingently liable through May 2007 on remaining debt and lease obligations of approximately $7,400,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

         In January 2001, Incara entered into a five-year non-cancelable operating lease for additional office and laboratory facilities, with future minimum payments under the new lease totaling $1,926,000.

E.       Knoll Settlement
         ----------------

         On December 20, 2000, Incara entered into a Settlement Agreement and Release with Knoll AG ("Knoll") to resolve a dispute regarding a payable owed by Incara to Knoll for a discontinued program. As of the settlement date, the accrued liability, net of related receivables, was $1,250,000. Incara paid Knoll $70,000 and issued to Knoll 175,000 shares of common stock (with a fair value of approximately $416,000) in exchange for a full release of all amounts owed to Knoll. This settlement eliminated the accrued liability owed to Knoll and reduced Incara's net loss by $767,000 in the first quarter of fiscal 2001.

F.       Elan Transaction
         ----------------

         On January 22, 2001, Incara closed on a collaborative transaction with Elan Corporation, plc, an Irish company ("Elan"), Elan International Services, Ltd., a Bermuda company ("Elan International"), and Elan Pharma International Limited, an Irish company ("Elan Pharma"). As part of the transaction, Elan International and Incara formed a Bermuda corporation, Incara Development, Ltd., to develop OP2000. Incara owns all of the common stock and 60.2% of the non-voting preferred shares of Incara Development and Elan International owns 39.8% of the non-voting preferred shares of Incara Development. Of the outstanding combined common and non-voting preferred shares of Incara Development, Incara owns 80.1% and Elan International owns 19.9%. As part of the transaction, Elan, Elan Pharma and Incara entered into license agreements under which Incara licensed to Incara Development the OP2000 compound and Elan Pharma licensed to Incara Development proprietary drug delivery technology.

         As part of the transaction, Elan International also purchased 825,000 shares of Incara's common stock, 28,457 shares of Incara Series B non-voting convertible preferred stock ("Series B Stock") and a five-year warrant to purchase 22,191 shares of Series B Stock at an exercise price of $72.12 per share for an aggregate purchase price of $4,000,000. Each share of Series B Stock is convertible into ten shares of common stock. Elan International also purchased shares of Incara Series C convertible exchangeable non-voting preferred stock ("Series C Stock"). The Series C Stock has a face value of $12,015,000 and bears a mandatory stock dividend of 7%, compounded annually. The Series C Stock is exchangeable at the option of Elan International at any time for all of the preferred stock of Incara Development held by Incara which, if exchanged, would give Elan International ownership of 50% of the initial amount of combined common and preferred stock of Incara Development. After December 20, 2002, the Series C Stock is convertible by Elan International into shares of Incara's Series B Stock at the rate of $64.90 per share. If the Series C Stock is outstanding as of December 21, 2006, Incara will exchange the Series C Stock and accrued dividends, at its option, for either cash or shares of stock and warrants of Incara having a then fair market value of the amount due. The proceeds from the issuance of the Series C Stock were contributed by Incara to Incara Development. Consequently, the value initially recorded as Incara's investment in Incara Development is the same as the fair value of the Series C Stock issued, which was approximately $5,496,000. This value is the estimated fair market value of Incara's common stock into which the Series C Stock could have converted, calculated as of the closing date. The technology obtained by Incara Development from Elan and Elan Pharma was expensed at inception because the feasibility of using the contributed technology in conjunction with OP2000 had not been established and Incara Development had no alternative future use for the contributed technology. Incara immediately expensed as equity in loss of Incara Development its investment in Incara Development, reflective of Incara's pro rata interest in Incara Development. From the date of issue up to December 21, 2006, Incara will accrete the Series C Stock from its recorded value up to its face value plus the 7% dividend.

         Upon the later of the completion of enrollment of a Phase 2/3 clinical trial for OP2000 or December 21, 2001, Elan International will purchase $1,000,000 of Incara's Series B Stock at a per share price that will be ten times the greater of (a) the average per share price of Incara common stock for the day prior to the purchase, or (b) a 25% premium to the average daily price per share of Incara common stock for the 60 trading day period immediately prior to the purchase. In addition, as part of the $1,000,000 payment, Incara will issue to Elan International a five-year warrant for 20% of the shares of Series B Stock purchased by Elan International. The exercise price of the Series B Stock under this warrant will be equal to twice the per share purchase price of the Series B Stock purchased on the same date.

         Elan International and Incara intend to fund Incara Development pro rata, based on their respective percentage ownership of the combined outstanding common and preferred stock of Incara Development. Subject to mutual agreement, Elan Pharma will lend Incara up to $4,806,000 to fund Incara's pro rata share of development funding for Incara Development. In return, Incara issued a convertible promissory note that bears interest at 10% compounded semi-annually on the amount outstanding thereunder. After December 20, 2002, the note is convertible at the option of Elan Pharma into shares of Series B Stock at $43.27 per share. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. Incara has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due. As of March 31, 2001, Incara had not borrowed any funds pursuant to this note.

         While Incara owns 80.1% of the outstanding stock of Incara Development, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. Net losses of Incara Development will be recognized by Incara at its 80.1% interest to the extent of Incara's investments, advances and commitments to make future investments in or advances to Incara Development. Further, because Elan can exchange its investment in Incara's Series C Stock for Incara's 30.1% preferred interest in Incara Development, Incara will only recognize 50% of any accumulated net earnings of Incara Development. During the three months and six months ended March 31, 2001, Incara's equity in loss of Incara Development was $5,669,000, which included $5,496,000 for Incara's interest in the immediate write-off at inception of the contributed technology by Elan and Elan Pharma to Incara Development and $173,000 for net losses.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction
------------

         Unless otherwise noted, the phrase "we" or "our" refers collectively to Incara Pharmaceuticals Corporation and our wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc. and Incara Cell Technologies, Inc., formerly Renaissance Cell Technologies, Inc., and our equity investee Incara Development. As of March 31, 2001, Incara owned 80.1% of Incara Development.

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

         We are developing therapies focused on tissue protection, repair and regeneration. In particular, we are focused on developing adult stem cell therapy for the treatment of liver failure. We are also conducting research and development of a series of catalytic antioxidant molecules that we believe will have important application in our liver stem cell program as well as in other areas of cell therapy. Outside our main internal focus, our catalytic antioxidant program provides strategic opportunities for collaboration with larger pharmaceutical companies in areas such as stroke and the prevention of side effects induced by radiation in cancer therapy. We are actively pursuing such collaborations. We are also, in collaboration with Elan Corporation, plc, conducting a Phase 2/3 trial of an ultra low molecular weight heparin for the treatment of ulcerative colitis.

         On December 29, 1999, we sold our anti-infectives division, known as Incara Research Laboratories, or IRL, to a private pharmaceutical company for $11,000,000. The transaction involved the sale of assets associated with Incara's anti-infectives division and the assumption by the purchaser of certain related liabilities. We remain contingently liable through May 2007 on remaining debt and lease obligations of approximately $7,400,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey. We recognized a gain of $9,751,000 on the sale of IRL in the first quarter of fiscal 2000.

Results of Operations
---------------------

         We incurred net losses attributable to common stockholders of $8,139,000 and $9,778,000 for the three and six months ended March 31, 2001, respectively. The net losses attributable to common stockholders for the three and six months ended March 31, 2000 were $8,460,000 and $1,537,000, respectively. The net loss for the six months ended March 31, 2001 was reduced by a $767,000 gain recognized on the settlement of a disputed accrued liability for a discontinued program and the net loss for the six months ended March 31, 2000 was reduced by the $9,751,000 gain on the sale of IRL.

         The net loss for the three and six months ended March 31, 2001 also includes equity losses in Incara Development of $5,669,000 related to operating losses for Incara Development's initial quarter and the immediate write-off of the contributed technology.

         We had cell processing revenue of $3,000 for the three months and six months ended March 31, 2001. This revenue resulted from fees we earned for processing liver cells that are used for research purposes by other companies. Contract revenue of $100,000 for the six months ended March 31, 2000 resulted from a collaboration that we sold with our IRL division in December 1999.

         Our research and development, or R&D, expenses increased $322,000, or 26%, to $1,568,000 for the three months ended March 31, 2001 from $1,246,000 for the three months ended March 31, 2000. R&D expenses decreased $250,000, or 7%, to $3,375,000 for the six months ended March 31, 2001 from $3,625,000 for the six months ended March 31, 2000. R&D expenses for the six months ended March 31, 2000 included $1,376,000 of expenses for IRL, which was sold in December 1999.

         R&D expenses for our liver cell program increased $237,000, or 87%, to $510,000 for the three months ended March 31, 2001 from $273,000 for the three months ended March 31, 2000. These R&D expenses increased $511,000, or 104%, to $1,004,000 for the six months ended March 31, 2001 from $493,000 for the six months ended March 31, 2000. Expenses were higher this quarter and fiscal year due to increased activity in the program, including increases in consultants, sponsored research, headcount and patent fees.

         R&D expenses for our antioxidant program increased $361,000, or 117%, to $670,000 for the three months ended March 31, 2001 from $309,000 for the three months ended March 31, 2000. These R&D expenses increased $740,000, or 129%, to $1,314,000 for the six months ended March 31, 2001 from $574,000 for the six months ended March 31, 2000. In February 2001, we announced the selection of a catalytic antioxidant compound for late-stage preclinical development to support an Investigational New Drug, or IND, application for the treatment of ischemic stroke. R&D expenses were higher this quarter and fiscal year due to increased activity in the program, including the costs of process improvement and scale-up of the IND compound.

         In January 2001, Incara contributed its OP2000 compound being developed for inflammatory bowel disease to Incara Development. R&D expenses incurred prior to January 2001 were on behalf of Incara while R&D expenses incurred after December 2000 were on behalf of Incara Development. Expenses for OP2000 of $461,000 and $733,000 for the three months and six months ended March 31, 2000, respectively, were included in R&D expenses during fiscal 2000. Concurrent with Incara's investment in Incara Development, R&D work by Incara for OP2000 is performed on behalf of Incara Development. Amounts billable to Incara Development for OP2000 for expenses incurred and work performed by Incara are netted against R&D expenses. Subsequent to our investment in Incara Development, our expenses associated with OP2000 development are shown as "Equity in loss of Incara Development." While Incara owns 80.1% of the outstanding stock of Incara Development, Elan and its subsidiaries have retained significant minority investor rights that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. Net losses of Incara Development will be recognized by Incara at its 80.1% interest to the extent of Incara's investments, advances and commitments to make future investments in or advances to Incara Development. Further, since Elan can exchange its investment in Incara's Series C Stock for Incara's 30.1% preferred interest in Incara Development, Incara will only recognize 50% of any accumulated net earnings of Incara Development. During the three months and six months ended March 31, 2001, our equity in loss of Incara Development was $5,669,000, which included $5,496,000 for Incara's interest in the immediate write-off at inception of the contributed technology by Elan and Elan Pharma to Incara Development and $173,000 for net losses.

         Purchased in-process research and development expenses for the six months ended March 31, 2000 resulted from the acquisition of the minority interests of Aeolus and Incara Cell Technologies in March 2000. The acquisition was accounted for using the purchase method of accounting. The total purchase price of $6,664,000 was allocated to purchase of in-process research and development and immediately charged to operations because the in-process research purchased was in preclinical stages and feasibility had not been established at the date of the acquisition. At that time, we deemed the in-process research to have no alternative future use.

         General and administrative, or G&A, expenses increased $73,000, or 11%, to $763,000 for the three months ended March 31, 2001 from $690,000 for the three months ended March 31, 2000. G&A expenses increased $194,000, or 15%, to $1,446,000 for the six months ended March 31, 2001 from $1,252,000 for the six months ended March 31, 2000.

         Incara accreted $214,000 of dividends on its Series C Stock during the three and six months ended March 31, 2001. From the date of issue until the earlier of December 21, 2006 or the date the Series C Stock is exchanged or converted, Incara will accrete the Series C Stock from its recorded value up to its face value plus the 7% dividend, compounded annually.

Liquidity and Capital Resources
-------------------------------

         At March 31, 2001, we had cash and cash equivalents and marketable securities of $4,954,000, a decrease of $1,601,000 from September 30, 2000. Cash decreased primarily due to the operating expenses of $4,821,000 for the six months, offset by $4,000,000 received from the net effect of investment transactions with Elan. We believe we have adequate financial resources to fund our current operations at least through fiscal 2001.

         Our cash requirements for subsequent periods will depend on numerous factors, particularly the progress of our R&D programs. Significant additional funds will be required for the development activities in our liver cell and antioxidant programs, the cost of new equipment and leasehold improvements for a new leased laboratory facility for our liver cell program currently under construction, and to continue Incara's portion of Incara Development's clinical program evaluating the use of OP2000, a low-weight molecular heparin, in the treatment of inflammatory bowel disease. Subject to the mutual consent of Elan and Incara, Elan will lend Incara up to $4,806,000 to help fund Incara's 80.1% pro rata interest in the operating costs of Incara Development.

         To execute our business plan, we intend to seek the necessary additional capital through one or more potential sources, including the sale of common or preferred stock in private or public equity offerings and new collaborations related to one or more of our product development programs. We have filed a shelf registration with the SEC for the sale of up to $10,000,000 of our securities and we have established an equity financing line with Torneaux Fund Ltd. for the sale of common stock. However, due to market conditions and other limitations on these offerings, we might not be able to sell securities under these arrangements, or raise other funds on terms acceptable or favorable to us. At times it is difficult for biotechnology companies to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to Incara's stockholders. If we are successful in obtaining collaborations for any of our programs, we might have to relinquish rights to technologies, product candidates or markets that we might otherwise develop ourselves. If we are unable to enter into new collaborations or raise additional capital to support our current level of operations, we might be required to scale back, delay or discontinue one or more of our programs, or obtain funds on terms that are not favorable to us, which could have a material adverse affect on our business. Reduction or discontinuation of programs could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

Part II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

         On January 22, 2001, Incara closed on a transaction in which, Elan International Services, Ltd. purchased 825,000 shares of Incara's common stock, 28,457 shares of Incara Series B non-voting convertible preferred stock and a five-year warrant to purchase 22,191 shares of Series B Stock at an exercise price of $72.12 per share for an aggregate purchase price of $4,000,000. Each share of Series B Stock is convertible into ten shares of common stock. Elan International also purchased 12,015 shares of Incara Series C convertible exchangeable non-voting preferred stock. This Series C Stock has a face value of $12,015,000 and bears a mandatory stock dividend of 7%, compounded annually. The Series C Stock is exchangeable at the option of Elan International at any time for all of the preferred stock of Incara Development, Ltd. held by Incara which, if exchanged, would give Elan International ownership of 50% of the initial amount of combined common and preferred stock of Incara Development. After December 20, 2002, the Series C Stock is convertible by Elan International into shares of Incara's Series B Stock at the rate of $64.90 per share. If the Series C Stock is outstanding as of December 21, 2006, Incara will exchange the Series C Stock and accrued dividends, at its option, for either cash or shares of stock and warrants of Incara having a then fair market value of the amount due. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, or Regulation S.

Item 4.           Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Incara was held on March 27, 2001. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)      The stockholders elected the following persons as directors of Incara:
         Clayton I. Duncan; David B. Sharrock; Edgar H. Schollmaier; and Stephen
         M. Prescott. The votes for and against (withheld) each nominee were as follows:

                                        Votes          Votes      Votes
         Nominee                         For         Withheld   Abstained
         -------                         ---         --------   ---------
         Clayton I. Duncan          7,105,635         232,563        0
         David B. Sharrock          7,105,688         232,510        0
         Edgar H. Schollmaier       7,105,688         232,510        0
         Stephen M. Prescott        7,105,688         232,510        0

(b) The stockholders approved an amendment to the Incara Pharmaceuticals Corporation 1994 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 2,500,000 shares to 3,500,000 shares, with 4,602,653 shares voting for approval, 305,312 shares voting against, 17,359 shares abstained and 2,412,874 shares were broker non-votes.

(c) The stockholders approved the sale of up to $10,000,000 of Incara's securities pursuant to a shelf registration filed with the SEC, with 4,221,190 shares voting for approval, 238,100 shares voting against, 466,034 shares abstained and 2,412,874 shares were broker non-votes.

(d) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of Incara for the fiscal year ending September 30, 2001, with 7,302,513 shares voting for, 24,853 shares voting against, 10,832 shares abstained and 10,832 shares were broker non-votes.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

         10.64 Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited.

         10.65 Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited.

(b) The following reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

  Date Filed          Event
  ----------          -----
  January 29, 2001    Transaction with Elan Corporation, plc and subsidiaries
  March 27, 2001      Pro forma balance sheet reflecting the transaction with
                      Elan Corporation, plc and subsidiaries

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INCARA PHARMACEUTICALS CORPORATION


Date:  May 14, 2001           By:  /s/ Richard W. Reichow
                                   ---------------------------------------------
                                   Richard W. Reichow, Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)