Form 10-K405/A
period 2000-09-30
INCARA PHARMACEUTICALS CORP
filed 2001-07-31
CIK 936538

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                ---------------

                                  FORM 10-K/A
                                Amendment No.1
                                  (Mark One)

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

                                 P.O. Box 14287
                            79 T.W Alexander Drive
                       4401 Research Commons, Suite 200
                     Research Triangle Park, North Carolina
                                     27709
                    (Address of principal executive offices)

         Company's telephone number, including area code: 919-558-8688

          Securities registered pursuant to Section 12(B) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.001 par value per share

                                ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on July 25 2001, on the Nasdaq National Market System was approximately $12,856,000 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons might be deemed to be affiliates. This determination of affiliate status might not be conclusive for other purposes.

   As of July 25, 2001, the Registrant had outstanding 8,380,320 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      Incara Pharmaceuticals Corporation

            Amendment No.1 on Form 10-K/A to the Annual Report on
                Form 10-K for the year ended September 30, 2000.

                               Explanatory Note

This Amendment No.1 on Form 10-K/A is being Filed in order to amend Items 6 and 8, as described therein, and a new Exhibit 23.1.

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

Statement of Operations Data:
(In thousands, except per share data)

                                        Year Ended September 30,
                               -----------------------------------------------
                                 2000      1999      1998      1997     1996
                               --------  --------  --------  --------  -------
Revenue:
  Contract and license fee
   revenue...................  $    100  $  2,088  $  6,121  $  5,360  $ 5,348
                               --------  --------  --------  --------  -------
Costs and expenses:
  Research and development...     7,645    18,996    16,799    19,972    5,276
  Purchase of in-process
   research and development..     6,664       --      5,343       411      350
  General and
   administrative............     2,613     3,045     3,509     4,179    3,396
                               --------  --------  --------  --------  -------
    Total costs and
     expenses................    16,922    22,041    25,651    24,562    9,022
                               --------  --------  --------  --------  -------
Loss from operations.........   (16,822)  (19,953)  (19,530)  (19,202)  (3,674)
Gain on sale of division.....     9,751       --        --        --       --
Investment income, net.......       406       355       384       831      719
Income taxes.................       --        --        --        --       (37)
Minority interest............       --        --        --        568     (568)
                               --------  --------  --------  --------  -------
Net loss.....................  $ (6,665) $(19,598) $(19,146) $(17,803) $(3,560)
                               ========  ========  ========  ========  =======
Net loss per common share:
  Basic and diluted..........  $  (1.21) $  (2.98) $  (2.69) $  (2.55) $ (0.59)
                               ========  ========  ========  ========  =======
Weighted average common
 shares outstanding:
  Basic and diluted..........     5,522     6,583     7,113     6,982    6,062
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

Pro Forma Consolidated Statement of Operations:
(In thousands, except per share data)

                                          Fiscal Year Ended September 30, 2000
                                         --------------------------------------
                                                        Pro Forma
                                         Consolidated Adjustments--  Pro Forma
                                            Actual         IRL      As Adjusted
                                         ------------ ------------- -----------
Revenue:
  Contract and license fee revenue......   $    100      $   100     $     --
                                           --------      -------     ---------
Costs and expenses:
  Research and development..............      7,645        1,339         6,306
  Purchased in-process research and
   development..........................      6,664          --          6,664
  General and administrative............      2,613          --          2,613
                                           --------      -------     ---------
    Total costs and expenses............     16,922        1,339       (15,583)
                                           --------      -------     ---------
Loss from operations....................    (16,822)      (1,239)      (15,583)
Gain on sale of division................      9,751        9,751           --
Interest income, net....................        406          (37)          443
                                           --------      -------     ---------
Net income (loss).......................   $ (6,665)     $ 8,475     $ (15,140)
                                           ========      =======     =========
Net loss per common share:
  Basic.................................   $  (1.21)                 $   (2.74)
                                           ========                  =========
  Diluted...............................   $  (1.21)                 $   (2.74)
                                           ========                  =========
Weighted average common shares
 outstanding............................      5,522                      5,522
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

     (3) Exhibits.

 Exhibit
   No.                                 Description
 -------                               -----------
 23.1    Consent of PricewaterhouseCoopers LLP

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

   As described in Note M, the Company has revised its earnings per share calculation.

PricewaterhouseCoopers LLP

Raleigh, North Carolina
November 15, 2000, except with regard to Note M, for which the date is July 27, 2001

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

                       INCARA PHARMACEUTICALS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                      Fiscal Year Ended
                                                        September 30,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Revenue:
  Contract and license fee revenue............... $    100  $  2,088  $  6,121
                                                  --------  --------  --------
Costs and expenses:
  Research and development.......................    7,645    18,996    16,799
  Purchase of in-process research and
   development...................................    6,664       --      5,343
  General and administrative.....................    2,613     3,045     3,509
                                                  --------  --------  --------
    Total costs and expense......................   16,922    22,041    25,651
                                                  --------  --------  --------
Loss from operations.............................  (16,822)  (19,953)  (19,530)
Gain on sale of division.........................    9,751       --        --
Investment income, net...........................      406       355       384
                                                  --------  --------  --------
Net loss......................................... $ (6,665) $(19,598) $(19,146)
                                                  ========  ========  ========
Net loss per common share:
  Basic.......................................... $  (1.21) $  (2.98) $  (2.69)
                                                  ========  ========  ========
  Diluted........................................ $  (1.21) $  (2.98) $  (2.69)
                                                  ========  ========  ========
Weighted average common shares outstanding.......    5,522     6,583     7,113
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

   Net Loss Per Common Share: Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. At September 30, 2000, diluted weighted average common shares excluded incremental shares of approximately 1,876,000 related to stock options, unvested shares of restricted common stock and warrants to purchase common stock.

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

                       INCARA PHARMACEUTICALS CORPORATION

   Restricted Stock: As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management, employees and key consultants, the Company's Board of Directors adopted the 1999 Equity Incentive Plan (the "1999 Plan") in September 1999. The 1999 Plan provides for the grant of restricted stock ("Restricted Stock") awards which entitle employees and consultants to receive up to an aggregate of 1,400,000 shares of common stock upon satisfaction of specified vesting periods. During September 1999, an aggregate of 1,209,912 shares of Restricted Stock were granted to employees and key consultants of the Company (the "Participants") in consideration of services rendered by the Participants to the Company, the cancellation of options for an equal number of shares of common stock and payment of the par value of the shares. A total of 520,600 shares of Restricted Stock were unvested at September 30, 2000. These remaining shares of Restricted Stock vest in equal quarterly installments through October 2002.

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

                       INCARA PHARMACEUTICALS CORPORATION

   The Company's pro forma information utilizing the Black-Scholes option valuation model for the fiscal years ended September 30, 2000, 1999 and 1998 is as follows:

                                                          2000   1999    1998
                                                         ------ ------- -------
   Net loss (in thousands):
     As reported........................................ $6,665 $19,598 $19,146
     Pro forma.......................................... $6,965 $20,889 $22,353
   Basic and diluted net loss per share:
     As reported........................................ $ 1.21 $  2.98 $  2.69
     Pro forma.......................................... $ 1.26 $  3.17 $  3.14

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

M. REVISION OF LOSS PER SHARE

   In July 2001, the Company determined its earnings per share calculation required revision as the Company had included certain restricted common shares in the earnings per share calculation which shares should only be considered in calculating earnings per share during periods in which the Company had income. As a result the basic and diluted loss per share for the fiscal year ended September 30, 2000 as reported was $1.06 and as revised was $1.21.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Incara Pharmaceuticals Corporation

                                                   /s/ Richard W. Reichow
                                          By: _________________________________
                                              Executive Vice President and
                                              Chief Financial Officer

Date: July 30, 2001