Form 10-Q/A
period 2001-03-31
INCARA PHARMACEUTICALS CORP
filed 2001-07-31
CIK 936538

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

                             Commission File Number
                                     0-27410

                       INCARA PHARMACEUTICALS CORPORATION
                       ----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                       Delaware                                                  56-1924222
-------------------------------------------------------------       ----------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)

P.O. Box 14287
79 T.W. Alexander Drive
4401 Research Commons, Suite 200
Research Triangle Park, NC                                            27709
--------------------------------------                   -------------------------------
(Address of Principal Executive Office)                             (Zip Code)

Registrant's Telephone Number, Including Area Code                   919-558-8688
                                                         -------------------------------

              3200 East Highway 54, Cape Fear Building, Suite 200
                 Research Triangle Park, North Carolina 27709
                 --------------------------------------------
                (Former address of Principal Executive Office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES  X    NO
                      ---  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                               Outstanding as of July 25, 2001
    ------------------                        -------------------------------
Common Stock, par value $.001                         8,380,320 Shares

                       INCARA PHARMACEUTICALS CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                            PAGE
PART I.      FINANCIAL INFORMATION

             Item 1.           Financial Statements

             Consolidated Balance Sheets as of March 31, 2001 (unaudited)
             and September 30, 2000..........................................................................  3

             Consolidated Statements of Operations for the Three Months and Six
             Months ended March 31, 2001 and 2000 (unaudited)................................................  4

             Consolidated Statements of Cash Flows for the Six Months ended
             March 31, 2001 and 2000 (unaudited).............................................................  5

             Notes to Consolidated Financial Statements......................................................  6

             Item 2.           Management's Discussion and Analysis of Financial
                               Condition and Results of Operations........................................... 10

PART II.     OTHER INFORMATION

             Item 2.           Changes in Securities......................................................... 14

             Item 4.           Submission of Matters to a Vote of Security Holders........................... 14

             Item 6.           Exhibits and Reports on Form 8-K.............................................. 15

             SIGNATURE....................................................................................... 16

                               Explanatory Note

     This Amendment No. 1 on Form 10-Q/A is being filed in order to amend and restate the financial statements filed as part of our Form 10-Q filed on May 14, 2001, as described herein.

                      INCARA PHARMACEUTICALS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                                                  March 31,       September 30,
                                                                                    2001               2000
                                                                                 ------------      -------------
                                                                                 (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                   $     4,954       $      1,877
     Marketable securities                                                                 -              4,678
     Accounts receivable from Incara Development                                         385                  -
     Other accounts receivable                                                             -                197
     Prepaids and other current assets                                                   582                403
                                                                                 -----------       ------------
                    Total current assets                                               5,921              7,155
                                                                                 -----------       ------------

Property and equipment, net                                                              338                193
Other assets                                                                             356                  -
                                                                                 -----------       ------------
                                                                                 $     6,615       $      7,348
                                                                                 ===========       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $       843       $        637
     Accrued expenses                                                                    218              1,807
     Accumulated losses of Incara Development in excess of
        investment                                                                       308                  -
     Current portion of capital lease obligations                                         23                 22
     Current portion of note payable                                                       -                 27
                                                                                 -----------       ------------
                    Total current liabilities                                          1,392              2,493


Long-term portion of capital lease obligations                                            31                 43

Stockholders' equity:
     Preferred stock, $.01 par value per share, 3,000,000 shares authorized
       Series C convertible exchangeable preferred stock, 20,000 shares authorized; 12,015 and no shares issued and outstanding as of March 31, 2001 and September 30, 2000, respectively
         (liquidation value of $18,031)                                                    1                  -
       Series B convertible preferred stock, 600,000 shares authorized;
         28,457 and no shares issued and outstanding as of March 31,
         2001 and September 30, 2000, respectively                                         1                  -
     Common stock, $.001 par value per share, 40,000,000 shares authorized; 8,385,171 and 7,365,849 shares issued and outstanding
        at March 31, 2001 and September 30, 2000, respectively                             8                  7
     Additional paid-in capital                                                       99,046             88,951
     Restricted stock                                                                   (179)              (239)
     Accumulated deficit                                                             (93,685)           (83,907)
                                                                                 -----------       ------------
                    Total stockholders' equity                                         5,192              4,812
                                                                                 -----------       ------------
                                                                                 $     6,615       $      7,348
                                                                                 ===========       ============


The accompanying notes are an integral part of these consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                                             Three Months Ended                   Six Months Ended
                                                                  March 31,                            March 31,
                                                        -------------------------------     -------------------------------
                                                            2001              2000              2001              2000
                                                        ------------      -------------     ------------      -------------
Revenue:
     Cell processing revenue                            $         3       $          -      $         3       $          -
     Contract revenue                                             -                  -                -                100
                                                        -----------       ------------      -----------       ------------
        Total revenue                                             3                  -                3                100
                                                        -----------       ------------      -----------       ------------

Costs and expenses:                                           1,568              1,246            3,375              3,625
     Research and development
     Purchase of in-process research and
        development                                               -              6,664                -              6,664
     General and administrative                                 763                690            1,446              1,252
                                                        -----------       ------------      -----------       ------------
        Total costs and expenses                              2,331              8,600            4,821             11,541
                                                        -----------       ------------      -----------       ------------

Loss from operations                                         (2,328)            (8,600)          (4,818)           (11,441)
Gain on sale of division                                          -                  -                -              9,751
Gain on settlement of accrued liability                           -                  -              767                  -
Equity in loss of Incara Development                         (5,669)                 -           (5,669)                 -
Investment income, net                                           72                140              156                153
                                                        -----------       ------------      -----------       ------------
Net loss                                                     (7,925)            (8,460)          (9,564)            (1,537)


Preferred stock dividend accreted                              (214)                 -             (214)                 -
                                                        -----------       ------------      -----------       ------------
Net loss attributable to common stockholders            $    (8,139)      $     (8,460)     $    (9,778)      $     (1,537)
                                                        ===========       ============      ===========       ============
Net loss per weighted share attributable to
        common stockholders:
        Basic and diluted                               $     (1.05)      $      (1.80)     $     (1.33)      $      (0.35)
                                                        ===========       ============      ===========       ============
Weighted average common shares
        outstanding                                           7,754              4,712            7,339              4,364
                                                        ===========       ============      ===========       ============

The accompanying notes are an integral part of these consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                        Six Months Ended
                                                                                            March 31,
                                                                                 -------------------------------
                                                                                     2001              2000
                                                                                 ------------      -------------
Cash flows from operating activities:
     Net loss                                                                    $     (9,564)     $     (1,537)
     Adjustments to reconcile net loss available to common
       stockholders to net cash used in operating activities:
          Depreciation and amortization                                                    55               210
          Noncash compensation                                                             63               363
          Purchase of in-process research and development                                   -             6,664
          Gain on sale of division                                                          -            (9,751)
          Equity in loss of Incara Development                                          5,804                 -
          Loss on disposal of property and equipment                                        -                35
          Gain on settlement of accrued liability                                        (767)                -
          Change in assets and liabilities:
               Accounts receivable                                                       (382)               69
               Prepaids and other current assets                                         (179)              (22)
               Other assets                                                              (356)                -
               Accounts payable and accrued expenses                                      (89)           (1,010)
                                                                                 ------------      ------------
     Net cash used in operating activities                                             (5,415)           (4,979)
                                                                                 ------------      ------------

     Cash flows from investing activities:
          Proceeds from sale of division                                                    -            11,000
          Proceeds from sales of marketable securities                                  4,678             2,553
          Purchases of property and equipment                                            (200)              (31)
                                                                                 ------------      ------------
     Net cash provided by investing activities                                          4,478            13,522
                                                                                 ------------      ------------

     Cash flows from financing activities:
          Proceeds from issuance of common stock                                        2,638                52
          Proceeds from issuance of Series B preferred stock and warrants               1,414                 -
          Repurchase of Incara common stock                                                 -              (332)
          Principal payments on notes payable                                             (27)              (56)
          Principal payments on capital lease obligations                                 (11)              (92)
                                                                                 ------------      ------------
     Net cash provided by (used in) financing activities                                4,014              (428)
                                                                                 ------------      ------------
     Net increase in cash and cash equivalents                                          3,077             8,115
     Cash and cash equivalents at beginning of period                                   1,877             2,407
                                                                                 ------------      ------------
     Cash and cash equivalents at end of period                                  $      4,954      $     10,522
                                                                                 ============      ============

     Supplemental disclosure of financing activities:
          Common stock issued in settlement of accrued liability                 $        416      $          -
                                                                                 ============      ============
          Retirement of common stock in connection with settlement
               of accrued liability                                              $         83      $          -
                                                                                 ============      ============
          Series C preferred stock issued for investment in Incara
               Development                                                       $      5,496      $          -
                                                                                 ============      ============

          Preferred stock dividend accreted                                      $        214      $          -
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

C.       Net Loss Per Weighted Share Attributable to Common Stockholders
         ---------------------------------------------------------------

         The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per weighted share attributable to common stockholders is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. As of March 31, 2001, diluted weighted average common shares excludes incremental shares of approximately 4,854,000 related to stock options, restricted common stock, convertible preferred stock, and warrants to purchase common and preferred stock. These shares are excluded due to their antidilutive effect as a result of the Company's loss from operations during the three and six months ended March 31, 2001.

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

G. REVISION OF EARNINGS PER SHARE

         In July 2001, the Company determined its earnings per share calculation required revision as the Company had included certain restricted common shares in the earnings per share calculation, which shares should only be considered in calculating diluted earnings per share during periods in which the Company had income. As a result, the basic and diluted loss per share for the three months ended March 31, 2001 and 2000 as reported was $1.00 and $1.53, respectively, and as revised was $1.05 and $1.80, respectively. For the six months ended March 31, 2001 and 2000, the basic and diluted loss per share as reported was $1.26 and $0.29, respectively, and as revised was $1.33 and $0.35, respectively. For the quarter ended December 31, 2000, the basic and diluted loss per share as reported was $0.21 and as revised was $0.24. For the comparative quarter ended December 31, 1999, the basic and diluted income per share as reported was $1.33 and $1.26, respectively, and as revised was $1.72 and $1.39, respectively.

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

Part II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

         On January 22, 2001, Incara closed on a transaction in which Elan International Services, Ltd. purchased 825,000 shares of Incara's common stock, 28,457 shares of Incara Series B non-voting convertible preferred stock and a five-year warrant to purchase 22,191 shares of Series B Stock at an exercise price of $72.12 per share for an aggregate purchase price of $4,000,000. Each share of Series B Stock is convertible into ten shares of common stock. Elan International also purchased 12,015 shares of Incara Series C convertible exchangeable non-voting preferred stock. This Series C Stock has a face value of $12,015,000 and bears a mandatory stock dividend of 7%, compounded annually. The Series C Stock is exchangeable at the option of Elan International at any time for all of the preferred stock of Incara Development, Ltd. held by Incara which, if exchanged, would give Elan International ownership of 50% of the initial amount of combined common and preferred stock of Incara Development. After December 20, 2002, the Series C Stock is convertible by Elan International into shares of Incara's Series B Stock at the rate of $64.90 per share. If the Series C Stock is outstanding as of December 21, 2006, Incara will exchange the Series C Stock and accrued dividends, at its option, for either cash or shares of stock and warrants of Incara having a then fair market value of the amount due. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, or Regulation S.

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

Item 6.        Exhibits and Reports on Form 8-K.

(a)      Exhibits

         10.64* Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited.

         10.65* Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited.

         ____________________

         * Previously filed as the identically numbered exhibit to the Registrant's quarterly report on Form 10-Q filed on May 14, 2001

(b) The following reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

  Date Filed          Event
  ----------          -----
  January 29, 2001    Transaction with Elan Corporation, plc and subsidiaries
  March 27, 2001      Pro forma balance sheet reflecting the transaction with
                      Elan Corporation, plc and subsidiaries

                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q/A Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


                              INCARA PHARMACEUTICALS CORPORATION


Date:  July 30, 2001          By:  /s/ Richard W. Reichow
                                   ---------------------------------------------
                                   Richard W. Reichow, Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)