Form 10-Q
period 2001-06-30
INCARA PHARMACEUTICALS CORP
filed 2001-08-14
CIK 936538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.


                             Commission File Number
                                     0-27410

                       INCARA PHARMACEUTICALS CORPORATION
                       ----------------------------------
             (Exact Name of Registrant as Specified in its Charter)


      Delaware                                                 56-1924222
------------------------------                            ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

P.O. Box 14287
79 T.W. Alexander Drive
4401 Research Commons, Suite 200
Research Triangle Park, NC                                        27709
---------------------------------------                   ----------------------
(Address of Principal Executive Office)                         (Zip Code)

Registrant's Telephone Number, Including Area Code               919-558-8688
                                                          ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES  X    NO
                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                              Outstanding as of August 7, 2001
----------------------------                  --------------------------------
Common Stock, par value $.001                          8,380,320 Shares

                       INCARA PHARMACEUTICALS CORPORATION

                               INDEX TO FORM 10-Q


                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 2001 (unaudited)
              and September 30, 2000 . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Operations for the Three Months and
              Nine Months ended June 30, 2001 and 2000 (unaudited) . . . . . . 4

              Consolidated Statements of Cash Flows for the Nine Months ended
              June 30, 2001 and 2000 (unaudited)  . . . . . . . . . . . . . .  5

              Notes to Consolidated Financial Statements  . . . . . . . . . .  6


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations   . . . . . . . . . . . . . 11


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K .  . . . . . . . . . . . . . . 16

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                       INCARA PHARMACEUTICALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                                June 30,   September 30,
                                                                                  2001         2000
                                                                                ---------   ----------
                                                                               (Unaudited)
                                                    ASSETS
Current assets:
       Cash and cash equivalents                                                $  1,948    $  1,877
       Marketable securities                                                           -       4,678
       Accounts receivable from Incara Development                                   877           -
       Other accounts receivable                                                      20         197
       Prepaids and other current assets                                             566         403
                                                                                --------    --------
                    Total current assets                                           3,411       7,155

Property and equipment, net                                                          807         193
Other assets                                                                         356           -
                                                                                --------    --------
                                                                                $  4,574    $  7,348
                                                                                ========    ========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                         $  1,175    $    637
       Accrued expenses                                                              397       1,807
       Accumulated losses of Incara Development in excess of
           investment                                                                724           -
       Current portion of capital lease obligations                                   24          22
       Current portion of note payable                                                 -          27
                                                                                --------    --------
                   Total current liabilities                                       2,320       2,493

Long-term portion of capital lease obligations                                        24          43

Stockholders' equity:
       Preferred stock, $.01 par value per share, 3,000,000 shares authorized
           Series C convertible exchangeable preferred stock, 20,000 shares authorized; 12,015 and no shares issued and outstanding as of June 30, 2001 and September 30, 2000,  respectively
               (liquidation value of $18,031)                                          1           -
           Series B convertible preferred stock, 600,000 shares authorized;
               28,457 and no shares issued and outstanding as of June 30,
               2001 and September 30, 2000, respectively                               1           -
       Common stock, $.001 par value per share, 40,000,000 shares authorized; 8,382,195 and 7,365,849 shares issued and outstanding
           at June 30, 2001 and September 30, 2000, respectively                       8           7
       Additional paid-in capital                                                 99,341      88,951
       Restricted stock                                                             (141)       (239)
       Accumulated deficit                                                       (96,980)    (83,907)
                                                                                --------    --------
                   Total stockholders' equity                                      2,230       4,812
                                                                                --------    --------
                                                                                $  4,574    $  7,348
                                                                                ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                     Three Months Ended      Nine Months Ended
                                                          June 30,               June 30,
                                                   --------------------    --------------------
                                                     2001        2000        2001        2000
                                                   --------    --------    --------    --------
Revenue:
    Cell processing revenue                        $     15    $      -    $     18    $      -
    Contract revenue                                      -           -           -         100
                                                   --------    --------    --------    --------
        Total revenue                                    15           -          18         100
                                                   --------    --------    --------    --------

Costs and expenses:
    Research and development                          1,931       2,360       5,306       5,985
    Purchase of in-process research and
         development                                      -           -           -       6,664
    General and administrative                          843         718       2,289       1,970
                                                   --------    --------    --------    --------
         Total costs and expenses                     2,774       3,078       7,595      14,619
                                                   --------    --------    --------    --------

Loss from operations                                 (2,759)     (3,078)     (7,577)    (14,519)
Gain on sale of division                                  -           -           -       9,751
Gain on settlement of accrued liability                   -           -         767           -
Equity in loss of Incara Development                   (283)          -      (5,952)          -
Investment income, net                                   40         134         196         287
                                                   --------    --------    --------    --------

Net loss                                             (3,002)     (2,944)    (12,566)     (4,481)

Preferred stock dividend accreted                      (293)          -        (507)          -
                                                   --------    --------    --------    --------

Net loss attributable to common stockholders       $ (3,295)   $ (2,944)   $(13,073)   $ (4,481)
                                                   ========    ========    ========    ========

Net loss per weighted share attributable to
   common stockholders:
   Basic and diluted                               $  (0.41)   $  (0.44)   $  (1.73)   $  (0.87)
                                                   ========    ========    ========    ========

Weighted average common shares
    outstanding                                       8,046       6,650       7,575       5,126
                                                   ========    ========    ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                      INCARA PHARMACEUTICALS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                           Nine Months Ended
                                                                               June 30,
                                                                        -----------------------
                                                                          2001          2000
                                                                        --------      ---------
Cash flows from operating activities:
      Net loss                                                          $(12,566)     $ (4,481)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation and amortization                                       89           236
          Noncash compensation                                                89         1,098
          Purchase of in-process research and development                      -         6,664
          Gain on sale of division                                             -        (9,751)
          Equity in loss of Incara Development                             6,220             -
          Loss on disposal of property and equipment                           -            35
          Gain on settlement of accrued liability                           (767)            -
          Change in assets and liabilities:
               Accounts receivable from Incara Development                  (877)            -
               Prepaids and other current assets                            (209)           39
               Other assets                                                 (356)            -
               Accounts payable and accrued expenses                         451          (726)
                                                                        --------      --------
Net cash used in operating activities                                     (7,926)       (6,886)
                                                                        --------      --------

Cash flows from investing activities:
      Proceeds from sale of division                                           -        11,000
      Proceeds from sales of marketable securities                         4,678         2,553
      Purchases of property and equipment                                   (703)          (85)
                                                                        --------      --------
Net cash provided by investing activities                                  3,975        13,468
                                                                        --------      --------
Cash flows from financing activities:
      Proceeds from issuance of common stock                               2,636           102
      Proceeds from issuance of Series B preferred stock and warrants      1,430             -
      Repurchase of Incara common stock                                        -          (332)
      Proceeds from capital leases                                             -            38
      Principal payments on notes payable                                    (27)          (56)
      Principal payments on capital lease obligations                        (17)          (97)
                                                                        --------      --------
Net cash provided by (used in) financing activities                        4,022          (345)
                                                                        --------      --------

Net increase in cash and cash equivalents                                     71         6,237
Cash and cash equivalents at beginning of period                           1,877         2,407
                                                                        --------      --------
Cash and cash equivalents at end of period                              $  1,948      $  8,644
                                                                        ========      ========

Supplemental disclosure of financing activities:
      Common stock issued in settlement of accrued liability            $    416      $      -
                                                                        ========      ========
      Retirement of common stock in connection with settlement
          of accrued liability                                          $     83      $      -
                                                                        ========      ========
      Series C preferred stock issued for investment in Incara
          Development                                                   $  5,496      $      -
                                                                        ========      ========

      Preferred stock dividend accreted                                 $    507      $      -
                                                                        ========      ========

      Restricted stock forfeited                                        $      9      $      -
                                                                        ========      ========



The accompanying notes are integral part of these unaudited consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis of Presentation
         ---------------------

         The "Company" refers collectively to Incara Pharmaceuticals Corporation, a Delaware corporation, its two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation, and Incara Cell Technologies, Inc., a Delaware corporation, formerly Renaissance Cell Technologies, Inc., as well as its equity investee, Incara Development, Ltd., a Bermuda corporation. As of June 30, 2001, Incara Pharmaceuticals owned 80.1% of Incara Development.

         The Company is developing therapies focused on tissue protection, repair and regeneration. In particular, the Company is focused on developing adult stem cell therapy for the treatment of liver failure. The Company is also conducting research and development of a series of catalytic antioxidant molecules and, in collaboration with Elan Corporation, plc, is conducting a Phase 2/3 clinical trial of an ultra-low molecular weight heparin for the treatment of ulcerative colitis.

         All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 2000 was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and in the Company's other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

B.       Recent Accounting Pronouncements
         --------------------------------

         The Company adopted Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities", in October 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company does not currently use nor does it intend to use derivative instruments, and, therefore, the adoption of SFAS 133 did not have any impact on the Company's financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations" and is applicable for all business combinations initiated after June 30, 2001. The most significant provisions of SFAS 141 require (a) the application of the purchase method of accounting for all business combinations; (b) the establishment of specific criteria for the recognition of intangible assets separately from goodwill; and (c) unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 supersedes APB No. 17, "Intangible Assets" and will be effective for the Company's first quarter ending December 31, 2001. The most significant provisions of SFAS 142 provide (a) goodwill and indefinite lived intangible assets will no longer be amortized; (b) goodwill and intangible assets deemed to have an indefinite life will be tested at least annually for impairment; and (c) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company believes that the effects of adopting SFAS 142 will not have a material effect on the Company's financial position or results of operations as the Company currently has no goodwill and no intangible assets.

C.       Net Loss Per Weighted Share Attributable to Common Stockholders
         ---------------------------------------------------------------

         The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. As of June 30, 2001, diluted weighted average common shares excludes incremental shares of approximately 4,771,000 related to stock options, unvested shares of restricted common stock, convertible preferred stock, and warrants to purchase common and preferred stock. These shares are excluded due to their antidilutive effect as a result of the Company's loss from operations during the three and nine months ended June 30, 2001.

D.       Commitments and Contingencies
         -----------------------------

         In December 1999, Incara Pharmaceuticals sold IRL, its anti-infectives division, to a private pharmaceutical company. Incara Pharmaceuticals remains contingently liable through May 2007 on remaining debt and lease obligations of approximately $7,000,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

         In January 2001, Incara Pharmaceuticals entered into a five-year non-cancelable operating lease for additional office and laboratory facilities, with future minimum payments under the new lease totaling $1,926,000.

E.       Knoll Settlement
         ----------------

         On December 20, 2000, Incara Pharmaceuticals entered into a Settlement Agreement and Release with Knoll AG to resolve a dispute regarding a payable owed by Incara Pharmaceuticals to Knoll for a discontinued program. As of the settlement date, the accrued liability, net of related receivables, was $1,250,000. Incara Pharmaceuticals paid Knoll $70,000 and issued to Knoll 175,000 shares of common stock (with a fair value of approximately $416,000) in exchange for a full release of all amounts owed to Knoll. This settlement eliminated the accrued liability owed to Knoll and reduced the Company's net loss by $767,000 in the first quarter of fiscal 2001.

F.       Elan Corporation Transaction
         ----------------------------

         On January 22, 2001, Incara Pharmaceuticals closed on a collaborative transaction with Elan Corporation, plc, an Irish company, and its subsidiaries. As part of the transaction, Elan and Incara Pharmaceuticals formed a Bermuda corporation, Incara Development, Ltd., to develop OP2000. Incara Pharmaceuticals owns all of the common stock and 60.2% of the non-voting preferred shares of Incara Development and Elan owns 39.8% of the non-voting preferred shares of Incara Development. Of the outstanding combined common and non-voting preferred shares of Incara Development, Incara Pharmaceuticals owns 80.1% and Elan owns 19.9%. As part of the transaction, Elan and Incara Pharmaceuticals entered into license agreements under which Incara Pharmaceuticals licensed to Incara Development rights to the OP2000 compound and Elan licensed to Incara Development proprietary drug delivery technology.

         As part of the transaction, Elan also purchased 825,000 shares of Incara Pharmaceuticals' common stock, 28,457 shares of Incara Pharmaceuticals Series B non-voting convertible preferred stock and a five-year warrant to purchase 22,191 shares of Series B Stock at an exercise price of $72.12 per share for an aggregate purchase price of $4,000,000. Each share of Series B Stock is convertible into ten shares of common stock.

         Elan also purchased 12,015 shares of Incara Pharmaceuticals Series C convertible exchangeable non-voting preferred stock with a face value of $1,000 per share, or a total of $12,015,000. Incara Pharmaceuticals contributed to Incara Development the proceeds from the issuance of the Series C Stock to Elan in exchange for its securities of Incara Development. Elan also contributed $2,985,000 to Incara Development for its shares of preferred stock of Incara Development. In addition, Elan granted Incara Development a license to Elan's proprietary drug delivery technology for a license fee of $15,000,000.

         The Series C Stock bears a mandatory stock dividend of 7%, compounded annually. The Series C Stock is exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by Incara Pharmaceuticals which, if exchanged, would give Elan ownership of 50% of the initial amount of combined common and preferred stock of Incara Development. After December 20, 2002, the Series C Stock is convertible by Elan into shares of Incara Pharmaceuticals' Series B Stock at the rate of $64.90 per share. If the Series C Stock is outstanding as of December 21, 2006, Incara Pharmaceuticals will exchange the Series C Stock and accrued dividends, at its option, for either cash or shares of stock and warrants of Incara Pharmaceuticals having a then fair market value of the amount due.

         Upon the later of the completion of enrollment of a Phase 2/3 clinical trial for OP2000 or December 21, 2001, Elan will purchase $1,000,000 of Incara Pharmaceuticals' Series B Stock at a per share price that will be ten times the greater of (1) the average per share price of Incara

Pharmaceuticals common stock for the day prior to the purchase, or (2) a 25% premium to the average daily price per share of Incara Pharmaceuticals common stock for the 60 trading day period immediately prior to the purchase. In addition, as part of the $1,000,000 payment, Incara Pharmaceuticals will issue to Elan a five-year warrant for 20% of the shares of Series B Stock purchased by Elan. The exercise price of the Series B Stock under this warrant will be equal to twice the per share purchase price of the Series B Stock purchased on the same date. However, if the purchase price of the Series B Stock is less than $8.00 per share, the purchase of this stock will be limited to 150,000 shares of Series B Stock and will be at Elan's option.

         Elan and Incara Pharmaceuticals intend to fund Incara Development pro rata, based on their respective percentage ownership of the combined outstanding common and preferred stock of Incara Development. Subject to mutual agreement, Elan will lend Incara Pharmaceuticals up to $4,806,000 to fund Incara Pharmaceuticals' pro rata share of development funding for Incara Development. In return, Incara Pharmaceuticals issued a convertible promissory note that bears interest at 10% compounded semi-annually on the amount outstanding thereunder. After December 20, 2002, the note is convertible at the option of Elan into shares of Series B Stock at $43.27 per share. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. Incara Pharmaceuticals has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due. As of June 30, 2001, Incara Pharmaceuticals had not borrowed any funds pursuant to this note.

         For financial reporting purposes, the value initially recorded as Incara Pharmaceuticals' investment in Incara Development is the same as the fair value of the Series C Stock issued, which was approximately $5,496,000. This value is the estimated fair market value of Incara Pharmaceuticals' common stock into which the Series C Stock could have converted, calculated as of the closing date. The technology obtained by Incara Development from Elan was expensed at inception because the feasibility of using the contributed technology in conjunction with OP2000 had not been established and Incara Development had no alternative future use for the contributed technology. Incara Pharmaceuticals immediately expensed as "Equity in loss of Incara Development" its investment in Incara Development, reflective of Incara Pharmaceuticals' pro rata interest in Incara Development. From the date of issue up to December 21, 2006, Incara Pharmaceuticals will accrete the Series C Stock from its recorded value up to its face value plus the 7% dividend.

         While Incara Pharmaceuticals owns 80.1% of the outstanding stock of Incara Development, Elan has retained significant minority investor rights, including 50% control of the management committee which oversees the OP2000 program, that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. Net losses of Incara Development will be recognized by Incara Pharmaceuticals at its 80.1% interest to the extent of Incara Pharmaceuticals' investments, advances and commitments to make future investments in or advances to Incara Development. Further, because Elan can exchange its investment in Incara Pharmaceuticals' Series C Stock for Incara Pharmaceuticals' 30.1% preferred interest in Incara Development, Incara Pharmaceuticals will only recognize 50% of any accumulated net earnings of Incara Development. During the three months and nine months ended June 30, 2001, Incara Pharmaceuticals' equity in loss of Incara Development was $283,000 and $5,952,000, respectively. The equity in loss of Incara Development for the nine months ended June 30, 2001 included $5,496,000 for Incara Pharmaceuticals' interest in the immediate write-off at inception of the contributed technology by Elan to Incara Development. Incara Development is a development stage company with no revenue. Incara Development had operating expenses of approximately $520,000 and $900,000 for the three and nine months ended June 30, 2001, respectively, excluding the initial license fee for the contributed technology by Elan.

G.       Subsequent Event
         ----------------

         On August 9, 2001, Incara Pharmaceuticals sold 4,245,525 shares of its common stock and warrants to purchase 1,018,926 shares of common stock resulting in proceeds to the Company of approximately $6,375,000, net of approximately $500,000 of issuance costs. The common stock was sold at the August 8, 2001 closing price of $1.62 per share. The warrants have an exercise price of $2.025 per share and expire in August 2006. Incara Pharmaceuticals has the option, upon 30 days notice, to redeem unexercised warrants at a price of $0.01 per warrant share if, and only if, at the time notice of such redemption is given, the closing price for the stock for each of the 30 consecutive trading days immediately preceding the date that the redemption notice is given exceeded $6.075. This was the first closing of an aggregate $10,000,000 public stock offering registered with the SEC.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------

Introduction
------------

         Unless otherwise noted, "we" or "our" refers collectively to Incara Pharmaceuticals Corporation and our two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc. and Incara Cell Technologies, Inc., formerly Renaissance Cell Technologies, Inc., as well as our equity investee, Incara Development, Ltd. As of June 30, 2001, Incara Pharmaceuticals owned 80.1% of Incara Development.

         This Report contains, in addition to historical information, statements by us with respect to expectations about our business and future results, which are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as "likely," "will," "suggests," "expects," "might," "believe," "could," "should," "may," "estimates," "potential," "predict," "continue," "would," "anticipates" or "plans," or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in our Annual Report on Form 10-K and in our other SEC filings, and including risks relating to the early stage of products under development, uncertainties relating to clinical trials and regulatory reviews, the need for additional funds, competition and dependence on collaborative partners. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update forward-looking statements.

         We are developing therapies focused on tissue protection, repair and regeneration. In particular, we are focused on developing adult liver stem cell therapy, referred to as liver progenitor cell therapy, for the treatment of liver failure. We are also conducting research on and development of a series of catalytic antioxidant molecules that we believe will provide strategic opportunities for collaboration with larger pharmaceutical companies in areas such as stroke and the prevention of side effects induced by radiation in cancer therapy. We are actively pursuing these collaborations. We are also developing catalytic antioxidants for applications in our liver cell therapy program and other cell therapies. In collaboration with Elan Corporation, plc and its subsidiaries, we are also conducting a Phase 2/3 clinical trial of an ultra-low molecular weight heparin for the treatment of ulcerative colitis.

         On December 29, 1999, we sold our anti-infectives division, known as Incara Research Laboratories, or IRL, to a private pharmaceutical company for $11,000,000. The transaction involved the sale of assets associated with the anti-infectives division and the assumption by the purchaser of related liabilities. We remain contingently liable through May 2007 on remaining debt and lease obligations of approximately $7,000,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey. We recognized a gain of $9,751,000 on the sale of IRL in the first quarter of fiscal 2000.

Results of Operations
---------------------

         We incurred net losses attributable to common stockholders of $3,295,000 and $13,073,000 for the three and nine months ended June 30, 2001, respectively. The net losses attributable to common stockholders for the three and nine months ended June 30, 2000 were $2,944,000 and $4,481,000, respectively. The net loss for the nine months ended June 30, 2001 was reduced by a $767,000 gain recognized on the settlement of a disputed accrued liability for a discontinued program and increased by the $5,952,000 equity in loss of Incara Development. The net loss for the nine months ended June 30, 2000 was reduced by the $9,751,000 gain on the sale of IRL.

         We had cell processing revenue of $15,000 and $18,000 for the three and nine months ended June 30, 2001, respectively. This revenue resulted from fees we earned for processing liver cells that are used for research purposes by other pharmaceutical companies. Contract revenue of $100,000 for the nine months ended June 30, 2000 resulted from a collaboration that we sold with our IRL division in December 1999.

         Our research and development, or R&D, expenses decreased $429,000, or 18%, to $1,931,000 for the three months ended June 30, 2001 from $2,360,000 for the three months ended June 30, 2000. R&D expenses decreased $679,000, or 11%, to $5,306,000 for the nine months ended June 30, 2001 from $5,985,000 for the nine months ended June 30, 2000. R&D expenses for the nine months ended June 30, 2000 included $1,376,000 of expenses for IRL, which was sold in December 1999.

         R&D expenses for our liver cell program increased $533,000, or 225%, to $770,000 for the three months ended June 30, 2001 from $237,000 for the three months ended June 30, 2000. These R&D expenses increased $1,044,000, or 143%, to $1,774,000 for the nine months ended June 30, 2001 from $730,000 for the nine months ended June 30, 2000. Expenses were higher this quarter and fiscal year due to increased activity in the program, including increases in personnel, sponsored research, consultants and lab supplies.

         R&D expenses for our antioxidant program increased $231,000, or 35%, to $888,000 for the three months ended June 30, 2001 from $657,000 for the three months ended June 30, 2000. These R&D expenses increased $971,000, or 79%, to $2,202,000 for the nine months ended June 30, 2001 from $1,231,000 for the nine months ended June 30, 2000. In February 2001, we announced the selection of a catalytic antioxidant compound for late-stage preclinical development to support an Investigational New Drug, or IND, application for the treatment of ischemic stroke. R&D expenses were higher this quarter and fiscal year due to increased activity in the program, including the costs of process improvement, scale-up and preclinical testing of the IND compound.

         In January 2001, Incara Pharmaceuticals transferred the rights to its OP2000 compound being developed for inflammatory bowel disease to Incara Development. In January 2001, we also initiated a Phase 2/3 clinical trial in patients with ulcerative colitis, a form of inflammatory bowel disease. R&D expenses for OP2000 incurred prior to December 21, 2000 were on behalf of Incara Pharmaceuticals, while costs for OP2000 incurred thereafter were on behalf of Incara

Development. Expenses for OP2000 of $433,000 and $1,166,000 for the three months and nine months ended June 30, 2000, respectively, were included in R&D expenses during fiscal 2000. Amounts billable to Incara Development for OP2000 for expenses incurred and work performed by Incara Pharmaceuticals are netted against R&D expenses. Subsequent to our investment in Incara Development, our expenses associated with OP2000 development flow through "Equity in loss of Incara Development." While Incara Pharmaceuticals owns 80.1% of the outstanding stock of Incara Development, Elan has retained significant minority investor rights, including 50% control of the management committee that oversees the OP2000 program, which are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. Net losses of Incara Development will be recognized by Incara Pharmaceuticals at its 80.1% interest to the extent of Incara Pharmaceuticals' investments, advances and commitments to make future investments in or advances to Incara Development. Further, since Elan can exchange its investment in Incara Pharmaceuticals' Series C Stock for Incara Pharmaceuticals' 30.1% preferred interest in Incara Development, Incara Pharmaceuticals will only recognize 50% of any accumulated net earnings of Incara Development. During the three months and nine months ended June 30, 2001, our equity in loss of Incara Development was $283,000 and $5,952,000, respectively. The equity in loss of Incara Development for the nine months ended June 30, 2001 included $5,496,000 for Incara Pharmaceuticals' interest in the immediate write-off at inception of the contributed technology by Elan to Incara Development.

         Purchased in-process research and development expenses for the nine months ended June 30, 2000 resulted from the acquisition of the minority interests of Aeolus and Incara Cell Technologies in March 2000. The acquisition was accounted for using the purchase method of accounting. The total purchase price of $6,664,000 was allocated to purchase of in-process research and development and immediately charged to operations because the in-process research purchased was in preclinical stages and feasibility had not been established at the date of the acquisition. At that time, we deemed the in-process research to have no alternative future use.

         General and administrative, or G&A, expenses increased $125,000, or 17%, to $843,000 for the three months ended June 30, 2001 from $718,000 for the three months ended June 30, 2000. G&A expenses increased $319,000, or 16%, to $2,289,000 for the nine months ended June 30, 2001 from $1,970,000 for the nine months ended June 30, 2000. These increases resulted from expenses related to financing activities, including higher investor relations, legal and accounting expenses.

         We accreted $293,000 and $507,000 of dividends on our Series C Stock during the three and nine months ended June 30, 2001, respectively. From the date of issue until the earlier of December 21, 2006 or the date the Series C Stock is exchanged or converted, we will accrete the Series C Stock from its recorded value up to its face value plus the 7% dividend, compounded annually.

Liquidity and Capital Resources
-------------------------------

         At June 30, 2001, we had cash and cash equivalents of $1,948,000, a decrease of $4,607,000 from September 30, 2000. Cash decreased primarily due to operating expenses of $7,546,000 for the nine months, offset by $4,000,000 received from the net effect of investment transactions with Elan.

         On August 9, 2001, we sold 4,245,525 shares of common stock and warrants to purchase 1,018,926 shares of common stock with a warrant exercise price of $2.025 for proceeds of approximately $6,375,000, net of approximately $500,000 of issuance costs. If the cash received from the stock sold on August 9, 2001 had been received as of June 30, 2001, the cash and cash equivalents balance and the net tangible assets balance at June 30, 2001 would have been approximately $8,323,000 and $8,605,000, respectively, on a pro forma basis. This pro forma information is provided for informational purposes only.

         During the past 18 months, which is the period in which we have operated without ongoing expenses for the development of bucindolol and IRL operations, we have incurred average operational expenses of approximately $10,000,000 per year, on an annualized basis, including expenses of our R&D programs, but excluding non-cash charges for the purchase of in-process research and development. We anticipate our annual net operational costs to remain at approximately this level in our next fiscal year and for the foreseeable future, although our ongoing cash requirements will depend on numerous factors, particularly the progress of our R&D programs and our ability to negotiate and complete collaborative agreements. In order to fund on-going operating cash requirements, we intend to raise significant additional funds during the next year and beyond. We intend to:

         o sell up to approximately $3,000,000 of our common stock pursuant to the unused portion of our $10,000,000 registered stock offering filed with the SEC;
         o to the extent possible, sell shares of our common stock under an equity financing line we currently have with Torneaux Fund Ltd.;
         o        sell additional shares of our stock;
         o establish new collaborations for our current research programs that include initial cash payments and on-going research support; and
         o borrow cash from Elan under the terms of an existing note arrangement that we have with Elan to meet our obligations for Incara Development.

         There are uncertainties as to all of these potential sources of capital. Due to market conditions and other limitations on the stock offerings, we might not be able to sell securities under these arrangements, or raise other funds on terms acceptable or favorable to us. At times it is difficult for biotechnology companies to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to Incara Pharmaceuticals' stockholders.

         Similarly, our access to capital might be restricted because we might not be able to enter into collaborations for any of our programs or to enter into any collaborations on terms acceptable or favorable to us due to conditions in the pharmaceutical industry or in the economy in general or based on the prospects of any of our programs. Even if we are successful in obtaining collaborations for any of our programs, we might have to relinquish rights to technologies, product candidates or markets that we might otherwise develop ourselves.

         We may borrow up to $4,806,000 through December 21, 2003 under the note arrangement with Elan to fund our 80.1% pro rata interest in the operating costs of Incara Development. However, advances under the note are subject to the mutual consent of Elan and Incara Pharmaceuticals. The note matures on December 21, 2006.

         The Torneaux equity line is available to us until February 28, 2002. Under the equity line, we can require Torneaux to purchase our common stock approximately once a month, provided our common stock price is $2.00 or more. Assuming the price of our stock does not increase to $3.00 or higher, we are limited to selling a maximum of approximately $214,000 of our stock to Torneaux each month. Since April 1, 2001, the price of our stock has traded from $1.15 to $2.25.

         If we are unable to enter into new collaborations or raise additional capital to continue to support our operations, we might be required to scale back, delay or discontinue one or more of our programs, which could have a material adverse affect on our business. Reduction or discontinuation of programs could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

Part II.          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.
                  --------------------------------

(a)      Exhibits

         10.71 Amendment No. 5, effective June 30, 2001, to Sponsored Research Agreement between The University of North Carolina at Chapel Hill and Incara Cell Technologies, Inc.

         10.72 Amendment 5, effective as of July 1, 2001, to Sponsored Research Agreement between National Jewish Medical and Research Center and Aeolus
                           Pharmaceuticals, Inc.


(b) The following report on Form 8-K was filed by the Company during the three months ended June 30, 2001.

         Date Filed        Event
         ----------        -----
         June 1, 2001      Amendment to Securities Purchase Agreement with Elan
                           International Services, Ltd. and Elan Pharma
                           International Limited

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           INCARA PHARMACEUTICALS CORPORATION


Date:    August 14, 2001                   By: /s/ RICHARD W. REICHOW
                                               ------------------------------
                                               Richard W. Reichow, Executive
                                               Vice President, Chief Financial
                                               Officer and Treasurer (Principal
                                               Financial and Accounting Officer)