Form 10-Q
period 2002-03-31
INCARA PHARMACEUTICALS CORP
filed 2002-05-15
CIK 936538

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X             Quarterly report pursuant to Section 13 or 15(d) of the
--------          Securities Exchange Act of 1934 for the quarterly period ended
                  March 31, 2002.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

                             Commission File Number
                                     0-27410

                       INCARA PHARMACEUTICALS CORPORATION
                       ----------------------------------
              (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                 56-1924222
       ------------------------------             ------------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
                 or organization)                     Identification Number)

P.O. Box 14287
79 T.W. Alexander Drive
4401 Research Commons, Suite 200
Research Triangle Park, NC                                      27709
------------------------------------                 ---------------------------
(Address of Principal Executive Office)                       (Zip Code)

Registrant's Telephone Number, Including Area Code           919-558-8688
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                      ---   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding as of May 1, 2002
    ------------------                         -----------------------------
Common Stock, par value $.001                         13,246,158 Shares

                       INCARA PHARMACEUTICALS CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                    PAGE
PART I.      FINANCIAL INFORMATION

             Item 1.       Financial Statements

             Consolidated Balance Sheets as of March 31, 2002 (unaudited)
             and September 30, 2001.........................................................          3

             Consolidated Statements of Operations for the Three Months and Six
             Months ended March 31, 2002 and 2001 (unaudited)...............................          4

             Consolidated Statements of Cash Flows for the Six Months ended
             March 31, 2002 and 2001 (unaudited)............................................          5

             Notes to Consolidated Financial Statements.....................................          6

             Item 2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations..............................         11

PART II.     OTHER INFORMATION

             Item 2.       Changes in Securities and Use of Proceeds........................         15

             Item 4.       Submission of Matters to a Vote of Security Holders..............         15

             Item 6.       Exhibits and Reports on Form 8-K.................................         16

             SIGNATURE......................................................................         17

                       INCARA PHARMACEUTICALS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                                               March 31,          September 30,
                                                                                                 2002                 2001
                                                                                         -------------------   -------------------
                                                                                             (Unaudited)
                                                              ASSETS
Current assets:
     Cash and cash equivalents                                                            $          1,503      $          5,453
     Accounts receivable from Incara Development                                                       385                 1,147
     Prepaids and other current assets                                                                 233                   321
                                                                                         -------------------   -------------------
             Total current assets                                                                    2,121                 6,921

Property and equipment, net                                                                          1,378                 1,341
Other assets                                                                                           356                   356
                                                                                         -------------------   -------------------
                                                                                          $          3,855      $          8,618
                                                                                         ===================   ===================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $          1,078      $          1,437
     Accrued expenses                                                                                  301                   523
     Accumulated losses of Incara Development in excess of investment                                  329                   969
     Current portion of capital lease obligations                                                       30                    25
     Current portion of notes payable                                                                  136                   -
                                                                                         -------------------   -------------------
             Total current liabilities                                                               1,874                 2,954

Long-term portion of capital lease obligations                                                         -                     17
Long-term portion of notes payable                                                                     361                   -

Stockholders' equity:
     Preferred stock, $.01 par value per share, 3,000,000 shares authorized:
        Series C convertible exchangeable preferred stock, 20,000 shares
          authorized; 12,015 issued and outstanding (liquidation value of $13,103)                       1                     1
        Series B convertible preferred stock, 600,000 shares authorized; 87,340 and 28,457 shares issued and outstanding at March 31, 2002 and
            September 30, 2001, respectively                                                             1                     1
     Common stock, $.001 par value per share, 40,000,000 and 80,000,000 shares authorized at March 31, 2002 and September 30, 2001, respectively, 13,246,158 and 12,717,093 shares issued and outstanding at March 31 2002 and
        September 30, 2001, respectively                                                                13                    13
     Additional paid-in capital                                                                    114,499               112,516
     Restricted stock                                                                                  (56)                 (112)
     Accumulated deficit                                                                          (112,838)             (106,772)
                                                                                         -------------------   -------------------
             Total stockholders' equity                                                              1,620                 5,647
                                                                                         -------------------   -------------------
                                                                                          $          3,855      $          8,618
                                                                                         ===================   ===================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       INCARA PHARMACEUTICALS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                        Three Months Ended                  Six Months Ended
                                                             March 31,                          March 31,
                                                -------------------------------    -------------------------------
                                                     2002             2001              2002             2001
                                                --------------  ---------------    --------------  ---------------
Revenue:
    Cell processing revenue                      $         2     $          3       $        37     $          3
                                                --------------  ---------------    --------------  ---------------

Costs and expenses:
    Research and development                           1,641            1,568             3,714            3,375
    General and administrative                           808              763             1,471            1,446
                                                --------------  ---------------    --------------  ---------------
         Total costs and expenses                      2,449            2,331             5,185            4,821
                                                --------------  ---------------    --------------  ---------------

Loss from operations                                  (2,447)          (2,328)           (5,148)          (4,818)
Equity in loss of Incara Development                    (281)         (12,188)             (619)         (12,188)
Investment income (expense), net                         (15)              72               (13)             156
Other income                                            -                -                  150              767
                                                --------------  ---------------    --------------  ---------------

Net loss                                              (2,743)         (14,444)           (5,630)         (16,083)

Preferred stock dividend accreted                       (222)            (179)             (436)            (179)
                                                --------------  ---------------    --------------  ---------------

Net loss attributable to common stockholders     $    (2,965)    $    (14,623)      $    (6,066)    $    (16,262)
                                                ==============  ===============    ==============  ===============

Net loss per weighted share attributable to
    common stockholders:
      Basic and diluted                          $     (0.23)    $      (1.89)      $     (0.48)    $      (2.23)
                                                ==============  ===============    ==============  ===============

Weighted average common shares outstanding:
    Basic and diluted                                 12,800            7,754            12,650            7,306
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

                       INCARA PHARMACEUTICALS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                                  March 31,
                                                                                     --------------------------------
                                                                                          2002             2001
                                                                                     --------------   ---------------
Cash flows from operating activities:
   Net loss                                                                           $    (5,630)     $    (16,083)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                           194                55
      Equity in loss of Incara Development                                                    735            12,323
      Gain on settlement of accrued liability                                                 -                (767)
      Noncash consulting and financing costs                                                  112               -
      Noncash compensation                                                                     56                63
      Noncash interest expense                                                                 25               -
      Change in assets and liabilities:
         Accounts receivable from Incara Development                                          762              (385)
         Prepaids and other assets                                                             88              (532)
         Accounts payable and accrued expenses                                               (581)              (89)
                                                                                     --------------   ---------------
Net cash used in operating activities                                                      (4,239)           (5,415)
                                                                                     --------------   ---------------
Cash flows from investing activities:
   Investment in Incara Development                                                        (1,375)              -
   Proceeds from sales and maturities of marketable securities                                -               4,678
   Purchases of property and equipment                                                       (231)             (200)
                                                                                     --------------   ---------------
Net cash provided by (used in) investing activities                                        (1,606)            4,478
                                                                                     --------------   ---------------
Cash flows from financing activities:
   Proceeds from Elan note payable                                                          1,375               -
   Proceeds from other notes payable                                                          565               -
   Proceeds from issuance of common stock                                                      35             2,638
   Proceeds from issuance of Series B preferred stock and warrants                            -               1,414
   Principal payments on notes payable                                                        (68)              (27)
   Principal payments on capital lease obligations                                            (12)              (11)
                                                                                     --------------   ---------------
Net cash provided by financing activities                                                   1,895             4,014
                                                                                     --------------   ---------------
Net increase (decrease) in cash and cash equivalents                                       (3,950)            3,077
Cash and cash equivalents at beginning of period                                            5,453             1,877
                                                                                     --------------   ---------------
Cash and cash equivalents at end of period                                            $     1,503      $      4,954
                                                                                     ==============   ===============

Supplemental disclosure of financing activities:
   Equity issued in exchange for note payable and accrued interest                    $     1,400
                                                                                     ==============
   Series C preferred stock dividend accreted                                         $       436      $        179
                                                                                     ==============   ===============
   Series C preferred stock issued for investment in Incara Development                                $     12,015
                                                                                                      ===============
   Common stock issued in settlement of accrued liability                                              $        416
                                                                                                      ===============
   Retirement of common stock in conjunction with settlement of accrued liability                      $         83
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

         The "Company" refers collectively to Incara Pharmaceuticals Corporation, a Delaware corporation ("Incara Pharmaceuticals"), its two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation ("Aeolus"), and Incara Cell Technologies, Inc., a Delaware corporation ("Cell Technologies"), as well as its equity investee, Incara Development, Ltd., a Bermuda corporation ("Incara Development"). As of March 31, 2002, Incara Pharmaceuticals owned 80.1% of Incara Development and 35.0% of CPEC LLC.

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

B.       Liquidity
         ---------

         The accompanying unaudited financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $112,838,000 at March 31, 2002, incurred a net loss of $5,630,000 for the six months then ended, and expects to incur additional losses during the remainder of fiscal 2002 and for several more years.

         The Company has an immediate need to raise additional cash, as without additional financing or other funding, the Company will run out of cash in May 2002. Management has attempted to raise additional capital, but has been unsuccessful to date. As of the middle of May 2002, we were in discussions with a potential investor for an equity investment in the Company. In addition, the Company is exploring other options to raise additional cash. However, the Company might not be successful in completing any of these transactions.

         The development of deligoparin depends on the Company's collaboration with Elan, which is outside of its control. As described in note E to these unaudited financial statements, the collaboration involves various arrangements that involve additional funding of this program. Should the interim results not be as expected, such funding might not be forthcoming. If that would occur, the Company could reduce its expenditures for this program significantly.

         The Cell Technologies and Aeolus programs are expected to require significant expenditures during the remainder of fiscal 2002 and later years. The Company has the intent and ability to quickly and sharply reduce such expenditures during 2002 or later years if sufficient resources are not available to fund these programs.

         The Company intends to enter into additional collaborative arrangements for research and development, for which it will need to obtain additional arrangements for the manufacturing and marketing of its potential products. Otherwise, the Company will have to develop the expertise, obtain the additional capital and spend the resources to perform those functions.

         The continued funding of the Company's operations is affected by its ability to sell additional equity in the form of common or preferred stock. The Company's common stock is not actively traded and the price of its common stock has fluctuated from $0.40 to $4.75 during the last two years. Further, the Company must meet minimum stock price and capital requirements set by the Nasdaq National Market. In April 2002, Nasdaq notified us that our common stock had closed below the minimum $1.00 per share requirement and that we could be delisted from the Nasdaq National Market if we do not demonstrate compliance by July 23, 2002. If the Company fails to meet such listing requirements, its common stock may be delisted and become more illiquid.

         The ability of the Company to continue in its present form is largely dependent on its ability to obtain additional debt or equity financing, generate additional revenues primarily through collaborations, and control overall expenses. The Company has raised an aggregate of approximately $8,000,000 during the past year and intends to continue to try to raise additional funds through the sale of stock or by establishing collaborations.

         Although management continues to pursue these plans, the Company might not be successful in raising capital or establishing the collaboration agreements on terms acceptable to the Company. If the Company is not successful in raising sufficient cash for anticipated fiscal 2002 operations, then it will need to scale back, delay or discontinue one or more of its programs, which would have a material adverse affect on the Company's business, or cease operations altogether. Management is evaluating the current situation and will consider the various alternatives that are available to the Company.

C.       Recent Accounting Pronouncements
         --------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 supersedes Accounting Principles Board Opinion No. 16, "Business Combinations," and is applicable for all business combinations initiated after June 30, 2001. The most significant provisions of SFAS 141 require (a) the application of the purchase method of accounting for all business combinations; (b) the establishment of specific criteria for the recognition of intangible assets separately from goodwill; and
(c) unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 supersedes APB No. 17, "Intangible Assets," and first became effective for the Company's quarter ended December 31, 2001. The most significant provisions of SFAS 142 provide (a) goodwill and indefinite lived intangible assets can no longer be amortized; (b) goodwill and intangible assets deemed to have an indefinite life must be tested at least annually for impairment; and (c) the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company adopted SFAS 142 effective October 1, 2001 and the adoption did not have a material effect on the Company's financial position or results of operations as the Company currently has no goodwill and no intangible assets.

D.       Net Loss Per Common Share
         -------------------------

         The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, warrants and convertible preferred stock, which are excluded if their effect is antidilutive. At March 31, 2002, diluted weighted average common shares excluded incremental shares of approximately 7,417,000 related to stock options, unvested shares of restricted common stock, convertible preferred stock and warrants to purchase common and preferred stock. These shares are excluded due to their antidilutive effect as a result of the Company's net loss from operations.

E.       Elan Corporation Transactions
         -----------------------------

         In January 2001, Incara Pharmaceuticals closed on a collaborative transaction with Elan. As part of the transaction, Elan and Incara Pharmaceuticals formed a Bermuda corporation, Incara Development, Ltd., to develop deligoparin, a compound being investigated as a drug treatment for inflammatory bowel disease. Incara Pharmaceuticals owns all of the common stock and 60.2% of the non-voting preferred shares of Incara Development and Elan owns 39.8% of the non-voting preferred shares of Incara Development. Of the outstanding combined common and non-voting preferred shares of Incara Development, Incara Pharmaceuticals owns 80.1% and Elan owns 19.9%. As part of the transaction, Elan and Incara Pharmaceuticals entered into license agreements under which Incara Pharmaceuticals licensed to Incara Development rights to deligoparin and Elan licensed to Incara Development proprietary drug delivery technology.

         As part of the transaction, Elan purchased 12,015 shares of Incara Pharmaceuticals Series C convertible exchangeable non-voting preferred stock with a face value of $1,000 per share ("Series C Stock'), or a total of $12,015,000. Incara Pharmaceuticals contributed to Incara Development the proceeds from the issuance of the Series C Stock to Elan in exchange for its securities of Incara Development. Elan also contributed $2,985,000 to Incara Development for its shares of preferred stock of Incara Development. In addition, Elan granted Incara Development a license to Elan's proprietary drug delivery technology for a license fee of $15,000,000. The Series C Stock bears a mandatory stock dividend of 7%, compounded annually. The Series C Stock is exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by Incara Pharmaceuticals which, if exchanged, would give Elan ownership of 50% of the initial amount of combined common and preferred stock of Incara Development. After December 20, 2002, the Series C Stock is convertible by Elan into shares of Incara Pharmaceuticals' Series B convertible preferred stock ("Series B Stock") at the rate of $64.90 per share. If the Series C Stock is outstanding as of December 21, 2006, Incara Pharmaceuticals will exchange the Series C Stock and accrued dividends, at its option, for either cash or shares of stock and warrants of Incara Pharmaceuticals having a then fair market value of the amount due.

         For financial reporting purposes, the value recorded as Incara Pharmaceuticals' initial investment in Incara Development was the same as the fair value of the Series C Stock issued, which was $12,015,000. The technology obtained by Incara Development from Elan was expensed at inception because the feasibility of using the contributed technology in conjunction with deligoparin had not been established and Incara Development had no alternative future use for the contributed technology. Incara Pharmaceuticals immediately expensed as "Equity in loss of Incara Development" its investment in Incara Development, reflective of Incara Pharmaceuticals' pro rata interest in Incara Development. From the date of issue up to December 21, 2006, Incara Pharmaceuticals will accrete the Series C Stock for the 7% dividend from its recorded value up to its redemption value.

         While Incara Pharmaceuticals owns 80.1% of the outstanding stock of Incara Development, Elan has retained significant minority investor rights, including 50% control of the management committee which oversees the deligoparin program, that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. Net losses of Incara Development will be recognized by Incara Pharmaceuticals at its 80.1% interest to the extent of Incara Pharmaceuticals' investments, advances and commitments to make future investments in or advances to Incara Development. Further, because Elan can exchange its investment in Incara Pharmaceuticals' Series C Stock for a 50% overall interest in Incara Development, Incara Pharmaceuticals will only recognize 50% of any accumulated net earnings of Incara Development.

         Elan and Incara Pharmaceuticals intend to fund Incara Development pro rata, based on their respective percentage ownership of the combined outstanding common and preferred stock of Incara Development. Subject to mutual agreement, Elan agreed to lend Incara Pharmaceuticals up to $4,806,000 to fund Incara Pharmaceuticals' pro rata share of development funding for Incara Development. In return, Incara Pharmaceuticals issued a convertible promissory note that bears interest at 10% compounded semi-annually on the amount outstanding thereunder. After December 20, 2002, the note balance is convertible at the option of Elan into shares of Series B Stock at $43.27 per share. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. Incara Pharmaceuticals has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due. In October 2001 and February 2002, Incara Pharmaceuticals borrowed from Elan $857,000 and $518,000, respectively, pursuant to the terms of the note arrangement. In February 2002, Incara Pharmaceuticals, with Elan's consent, converted the outstanding principal and accrued interest of $1,400,000 into 480,000 shares of common stock and 58,883 shares of Series B preferred stock. Incara Pharmaceuticals can borrow up to an additional $3,431,000 through December 21, 2003 under the note arrangement with Elan to fund its 80.1% pro rata interest in the operating costs of Incara Development. At March 31, 2002, no amounts were due to Elan under the note payable.

         During the fiscal year ended September 30, 2001, Incara Pharmaceuticals' equity in loss of Incara Development was $12,650,000, including $12,015,000 for Incara Pharmaceuticals' interest in the immediate write-off at inception of the technology contributed by Elan to Incara Development. Incara Development is a development stage company with no revenue. Excluding the initial license fee for the technology contributed by Elan, Incara Development had operating expenses of approximately $1,235,000 for the fiscal year ended September 30, 2001. Incara Development had net operating expenses and a net loss of approximately $901,000 for the six months ended March 31, 2002.

F.       Commitments and Contingencies
         -----------------------------

         In October 2001, the Company executed a Master Loan and Security Agreement with Transamerica Technology Finance Corporation to finance equipment purchases. In October 2001, the Company borrowed $565,000 from Transamerica and pledged equipment with a cost of $686,000 as collateral.

         In December 1999, Incara Pharmaceuticals sold IRL, its anti-infectives division, to a private pharmaceutical company. Incara Pharmaceuticals remains contingently liable through May 2007 on debt and lease obligations of approximately $6,248,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
-------------

Introduction
------------

         Unless otherwise noted, the phrase "we" or "our" refers collectively to Incara Pharmaceuticals Corporation and our two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc. and Incara Cell Technologies, Inc., as well as our equity investee, Incara Development, Ltd. At March 31, 2002, Incara Pharmaceuticals owned 80.1% of Incara Development.

         This Report contains, in addition to historical information, statements by us with respect to expectations about our business and future results, which are "forward-looking" statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as "likely," "will," "suggests," "expects," "might," "believe," "could," "should," "may," "estimates," "potential," "predict," "continue," "would," "anticipates," "plans," or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in our Annual Report on Form 10-K and in our other SEC filings, and including risks relating to the need for additional funds, dependence on collaborative partners, the early stage of products under development, uncertainties relating to clinical trials and regulatory reviews and competition. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements.

         We are focused on the development of potential therapies for protection, repair and regeneration of tissue damaged by injury and disease. We currently have programs in three areas: liver cell therapy and progenitor cell therapy as treatments for liver failure; catalytic antioxidants as treatment for tissue damage caused by stroke and cancer radiation therapy; and deligoparin, an ultra-low molecular weight heparin being developed with Elan Corporation through Incara Development for treatment of ulcerative colitis.

Immediate Need For Additional Funds
-----------------------------------

         We have an immediate need to raise additional cash, as without additional financing or other funding we will run out of cash in May 2002. Our need for additional financing is discussed under "Liquidity and Capital Resources."

Results of Operations
---------------------

         We had a net loss attributable to common stockholders of $2,965,000 and $6,066,000 for the three months and six months ended March 31, 2002, respectively, versus a net loss attributable to common stockholders of $14,623,000 and $16,262,000, for the three months and six months ended March 31, 2001. The net loss for the six months ended March 31, 2002 was reduced by a $150,000 gain recognized on the sale of trademarks for a discontinued program. The net loss for the three months and six months ended March 31, 2001 included a $12,015,000 charge for Incara Pharmaceuticals' interest in the immediate write-off at inception of the technology contributed by Elan to Incara Development. Also, the net loss for the six months ended March 31, 2001 was reduced by a $767,000 gain recognized on the settlement of a disputed accrued liability for a discontinued program.

         We had cell processing revenue of $2,000 and $37,000 for the three months and six months ended March 31, 2002, respectively. This revenue resulted from fees we earned for processing liver cells that are used for research purposes by other pharmaceutical companies.

         Our research and development, or R&D, expenses increased $73,000, or 5%, to $1,641,000 for the three months ended March 31, 2002 from $1,568,000 for the three months ended March 31, 2001. R&D expenses increased $339,000, or 10%, to $3,714,000 for the six months ended March 31, 2002 from $3,375,000 for the six months ended March 31, 2001. R&D expenses were higher in the first two quarters of this fiscal year primarily due to significant increases in spending on our liver cell therapy program, offset by a reduction in R&D expenses due to how expenses are classified for our deligoparin program.

         Deligoparin expenses incurred during the first quarter of fiscal 2001 were $335,000, which were charged to R&D expenses. In January 2001, Incara Pharmaceuticals transferred the rights to deligoparin to Incara Development. Costs for deligoparin incurred after the transfer are incurred on behalf of Incara Development. Amounts billable to Incara Development for expenses incurred and work performed by Incara Pharmaceuticals for deligoparin are recorded as a reduction of R&D expenses. Subsequent to our investment in Incara Development, our expenses associated with development of deligoparin flow through "Equity in loss of Incara Development." For the three months and six months ended March 31, 2002, our equity in loss of Incara Development was $281,000 and $619,000, respectively. The equity in loss of Incara Development was $12,188,000 for the three months and six months ended March 31, 2001, which included $12,015,000 for Incara Pharmaceuticals' interest in the immediate write-off at inception of the technology contributed by Elan to Incara Development.

         R&D expenses for Cell Technologies increased $528,000, or 104%, to $1,038,000 for the three months ended March 31, 2002 from $510,000 for the three months ended March 31, 2001. R&D expenses for Cell Technologies increased $1,351,000, or 135%, to $2,355,000 for the six months ended March 31, 2002 from $1,004,000 for the six months ended March 31, 2001. Our research and development for the treatment of liver disorders, using liver cell therapy, is conducted through Incara Cell Technologies. Expenses were higher in the first two quarters of this fiscal year due to increased activity in the program and the establishment of our own laboratory facility in August 2001. We incurred increases in spending on laboratory supplies, occupancy costs, sponsored research and personnel.

         R&D expenses for Aeolus decreased $223,000, or 33%, to $447,000 for the three months ended March 31, 2002 from $670,000 for the three months ended March 31, 2001. R&D expenses for Aeolus decreased $169,000, or 13%, to $1,145,000 for the six months ended March 31, 2002 from $1,314,000 for the six months ended March 31, 2001. Our research and development of small molecule antioxidants for disorders such as stroke and other tissue damage is conducted through Aeolus. Expenses were less this fiscal year due to lower levels of preclinical contract services and sponsored research.

         R&D expenses also include other general expenses that have not specifically been allocated to the above program costs.

         General and administrative, or G&A, expenses increased $45,000, or 6%, to $808,000 for the three months ended March 31, 2002 from $763,000 for the three months ended March 31, 2001. G&A expenses increased $25,000, or 2%, to $1,471,000 for the six months ended March 31, 2002 from $1,446,000 for the six months ended March 31, 2001.

         We accreted $214,000 and $436,000 of dividends on our Series C preferred stock during the three months and six months ended March 31, 2002, respectively. From the date of issue until the earlier of December 21, 2006 or the date the Series C preferred stock is exchanged or converted, we will accrete the Series C preferred stock for the 7% dividend, compounded annually from its recorded value up to its redemption value.

Liquidity and Capital Resources
-------------------------------

         At March 31, 2002, we had cash and cash equivalents of $1,503,000, a decrease of $3,950,000 from September 30, 2001. Cash decreased primarily due to the net loss of $5,630,000 for the six months offset by $1,965,000 of proceeds from notes payable.


         We have an immediate need to raise additional cash, as without additional financing or other funding we will run out of cash in May 2002. We have attempted to raise additional capital, but have been unsuccessful to date. As of the middle of May 2002, we were in discussions with a potential investor for an equity investment in the Company. In addition, we are exploring other options to raise additional cash. However, we might not be successful in completing any of these transactions. We are evaluating the current situation and will consider the various alternatives that are available to us.

         During the past two years, we have incurred average operational expenses of approximately $10,000,000 per year, on an annualized basis, including expenses of our R&D programs, but excluding non-cash charges for the purchase of in-process research and development. We anticipate our annual net operational costs to remain at approximately this level, or slightly higher, during fiscal 2002 and for the foreseeable future, although our ongoing cash requirements will depend on numerous factors, particularly the progress of our R&D programs and our ability to negotiate and complete collaborative agreements. In order to fund our on-going operating cash requirements, we need to raise significant additional funds in May 2002 and beyond. We intend to try to:

o establish new collaborations for our current research programs that include initial cash payments and on-going research support;

o    sell additional shares of our stock to Elan and other investors; and

o borrow additional cash from Elan under the terms of an existing note arrangement that we have with Elan to meet our obligations for Incara Development.

         There are uncertainties as to all of these potential sources of capital. Due to market conditions and other limitations on the stock offerings, we might not be able to sell securities under these arrangements, or raise other funds on terms acceptable or favorable to us. At times it is difficult for biotechnology companies to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to our stockholders. At our Annual Meeting held in March 2002, our stockholders approved the sale of up to $25,000,000 of our securities; however, we might not be able to sell any securities.

         The continued funding of our operations is affected by our ability to sell additional equity in the form of common or preferred stock. Our common stock is not actively traded and the price of our common stock has fluctuated from $0.40 to $4.75 during the last two years. In April 2002, Nasdaq notified us that our common stock had closed below the minimum $1.00 per share requirement and that we could be delisted from the Nasdaq National Market if we do not demonstrate compliance by July 23, 2002. Further, we must meet certain minimum capital requirements set by the Nasdaq National Market. If we fail to meet such listing requirements, our common stock might be delisted and become more illiquid.

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

         We may borrow up to an additional $3,431,000 through December 21, 2003 under the note arrangement with Elan to fund our 80.1% pro rata interest in the operating costs of Incara Development. Advances under the note are subject to the mutual consent of Elan and Incara Pharmaceuticals; consequently, we can only borrow under the note if Elan approves the borrowing. The note matures on December 21, 2006.

         If we are unable to enter into new collaborations or raise additional capital to continue to support our operations, we will be required to scale back, delay or discontinue one or more of our programs, which would have a material adverse affect on our business, or cease operations altogether. Reduction or discontinuation of any of our programs could result in additional charges, which would be reflected in the period of the reduction or discontinuation.

         In December 1999, Incara Pharmaceuticals sold IRL, its anti-infectives division, to a private pharmaceutical company. We remain contingently liable through May 2007 on debt and lease obligations of approximately $6,248,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

Part II.          OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds
                  -----------------------------------------

         On February 13, 2002, Incara Pharmaceuticals, with Elan's consent, converted $1,400,000 of principal and accrued interest on a note payable owed by Incara Pharmaceuticals to Elan into 480,000 shares of common stock and 58,883 shares of Series B preferred stock. Each share of Series B preferred stock is convertible into ten shares of common stock, subject to adjustment for subdivision and combination of Incara Pharmaceuticals' common stock. The issuance of the common stock and the Series B preferred stock was effected pursuant to Rule 506 of Regulation D under the Securities Exchange Act of 1934.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

         The Annual Meeting of Stockholders of Incara Pharmaceuticals was held on March 7, 2002. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)      The stockholders elected the following persons as directors of Incara
         Pharmaceuticals: Clayton I. Duncan; David B. Sharrock; Edgar H. Schollmaier; Stephen M. Prescott; Eugene J. McDonald; and J. Misha Petkevich. The votes for and against (withheld) each nominee were as follows:

                                Votes             Votes            Votes
Nominee                          For             Withheld        Abstained
-------                          ---             --------        ---------
Clayton I. Duncan             10,754,401         261,459             0
David B. Sharrock             10,772,524         243,336             0
Edgar H. Schollmaier          10,773,524         242,336             0
Stephen M. Prescott           10,774,301         241,559             0
Eugene J. McDonald            10,774,301         241,559             0
J. Misha Petkevich            10,770,008         245,852             0

(b) The stockholders approved an amendment to Incara Pharmaceuticals' Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 80,000,000 shares, with 10,680,575 shares voting for approval, 323,810 shares voting against, 11,475 shares abstained and 1,701,233 shares did not vote.

(c) The stockholders approved an amendment to the Incara Pharmaceuticals Corporation 1995 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder from 400,000 shares to 600,000 shares, with 4,965,692 shares voting for approval, 273,960 shares voting against, 10,825 shares abstained and 5,765,383 shares were broker non-votes.

(d) The stockholders approved an amendment to the Incara Pharmaceuticals Corporation 1994 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 3,500,000 shares to 4,500,000 shares, with 4,835,117 shares voting for approval, 407,181 shares voting against, 8,179 shares abstained and 5,765,383 shares were broker non-votes.

(e) The stockholders approved the sale of up to $25,000,000 of Incara Pharmaceuticals' securities, with 4,928,256 shares voting for approval, 310,406 shares voting against, 11,815 shares abstained and 5,765,383 shares were broker non-votes.

(f) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of Incara Pharmaceuticals for the fiscal year ending September 30, 2002, with 10,974,624 shares voting for, 29,847 shares voting against and 11,389 shares abstained.

Item 6.           Exhibits and Reports on Form 8-K.
                  --------------------------------

(a)      Exhibits

   Exhibit
   Number                                           Description of Document
--------------   -----------------------------------------------------------------------------------------------
    3.1          Amended and Restated Certificate of Incorporation

   10.44         Incara Pharmaceuticals Corporation 1999 Equity Incentive Plan, as amended on May 3, 2002

   10.76         Employment Agreement between W. Bennett Love and Incara Pharmaceuticals Corporation, dated
                 April 1, 2002

   10.77         Employment Agreement between Richard W. Reichow and Incara Pharmaceuticals Corporation, dated
                 April 2, 2002

   10.78         Employment Agreement between David P. Ward and Incara Pharmaceuticals Corporation, dated
                 April 2, 2002

   10.79         Employment Agreement between John P. Richert and Incara Pharmaceuticals Corporation, dated
                 April 2, 2002

   10.80         Employment Agreement between Mark E. Furth and Incara Pharmaceuticals Corporation, dated May
                 8, 2002

   10.81         Severance Agreement between Mark E. Furth and Incara Pharmaceuticals Corporation, dated May
                 8, 2002

   10.82      *  License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.

   10.83      *  License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.

--------------

*Incara Pharmaceuticals has requested confidential treatment with respect to portions of this exhibit. Such portions have been omitted from this exhibit and have been filed separately with the United States Securities and Exchange Commission.

(b) No reports on Form 8-K were filed by Incara Pharmaceuticals during the three months ended March 31, 2002.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INCARA PHARMACEUTICALS CORPORATION

Date:  May 15, 2002         By:    /s/ Richard W. Reichow
                                  ------------------------------------
                                   Richard W. Reichow, Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)