Form 10-Q
period 2002-06-30
INCARA PHARMACEUTICALS CORP
filed 2002-08-13
CIK 936538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number
0-27410

INCARA PHARMACEUTICALS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	56-1924222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 14287
79 T.W. Alexander Drive
4401 Research Commons, Suite 200
Research Triangle Park, NC   27709
(Address of Principal Executive Office)     (Zip Code)

919-558-8688
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2002
Common Stock, par value $.001	14,057,908 Shares

INCARA PHARMACEUTICALS CORPORATION

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2002	September 30, 2001
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,343	$5,453
Accounts receivable from Incara Development	764	1,147
Prepaids and other current assets	224	321

Total current assets	2,331	6,921
Property and equipment, net	1,313	1,341
Other assets	356	356

	$4,000	$8,618

LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$829	$1,437
Accrued expenses	509	523
Accumulated losses of Incara Development in excess of investment	638	969
Current portion of capital lease obligations	23	25
Current portion of notes payable	141	—

Total current liabilities	2,140	2,954
Long-term portion of capital lease obligations	—	17
Long-term portion of notes payable	324	—
Series C redeemable convertible exchangeable preferred stock, 20,000 shares authorized; 12,015 issued and outstanding (liquidation value of $13,327 at June 30, 2002)	13,327	12,667
Stockholders’ deficit:
Preferred stock, $.01 par value per share, 3,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 503,544 and 28,457 shares issued and outstanding at June 30, 2002 and September 30, 2001, respectively	5	1
Common stock, $.001 par value per share, 80,000,000 and 40,000,000 shares authorized at June 30, 2002 and September 30, 2001, respectively; 14,057,908 and 12,717,093 shares issued and outstanding at June 30, 2002 and September 30, 2001, respectively	14	13
Additional paid-in capital	104,677	99,850
Restricted stock	(266)	(112)
Accumulated deficit	(116,221)	(106,772)

Total stockholders’ deficit	(11,791)	(7,020)

	$4,000	$8,618

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Cell processing revenue	$3	$15	$40	$18

Costs and expenses:
Research and development	2,158	1,931	5,872	5,306
General and administrative	742	843	2,213	2,289

Total costs and expenses	2,900	2,774	8,085	7,595

Loss from operations	(2,897)	(2,759)	(8,045)	(7,577)
Equity in loss of Incara Development	(246)	(283)	(865)	(12,471)
Investment income (expense), net	(16)	40	(29)	196
Other income	—	—	150	767

Net loss	(3,159)	(3,002)	(8,789)	(19,085)
Preferred stock dividend accreted	(224)	(235)	(660)	(414)

Net loss attributable to common stockholders	$(3,383)	$(3,237)	$(9,449)	$(19,499)

Net loss per weighted share attributable to common stockholders:
Basic and diluted	$(0.26)	$(0.40)	$(0.74)	$(2.59)

Weighted average common shares outstanding:
Basic and diluted	13,200	8,046	12,834	7,514

The accompanying notes are an integral part of these consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,789)	$(19,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	289	89
Equity in loss of Incara Development	1,044	12,739
Gain on settlement of accrued liability	—	(767)
Noncash consulting, license fee and financing costs	164	—
Noncash compensation	98	89
Noncash interest expense	25	—
Change in assets and liabilities:
Accounts receivable from Incara Development	383	(877)
Prepaids and other assets	97	(565)
Accounts payable and accrued expenses	(622)	451

Net cash used in operating activities	(7,311)	(7,926)

Cash flows from investing activities:
Investment in Incara Development	(1,375)	—
Proceeds from sales and maturities of marketable securities	—	4,678
Purchases of property and equipment	(261)	(703)

Net cash provided by (used in) investing activities	(1,636)	3,975

Cash flows from financing activities:
Proceeds from Elan note payable	1,375	—
Proceeds from other notes payable	565	—
Proceeds from issuance of common stock	36	2,636
Proceeds from issuance of Series B preferred stock and warrants	2,980	1,430
Principal payments on notes payable	(100)	(27)
Principal payments on capital lease obligations	(19)	(17)

Net cash provided by financing activities	4,837	4,022

Net increase (decrease) in cash and cash equivalents	(4,110)	71
Cash and cash equivalents at beginning of period	5,453	1,877

Cash and cash equivalents at end of period	$1,343	$1,948

Supplemental disclosure of financing activities:
Equity issued in exchange for note payable and accrued interest	$1,400

Series C preferred stock dividend accreted	$660	$414

Series C preferred stock issued for investment in Incara Development		$12,015

Issuance of restricted common stock	$252

Common stock issued in settlement of accrued liability		$416

Retirement of common stock in conjunction with settlement of accrued liability		$83

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Basis of Presentation

The Company is developing therapies focused on tissue protection, repair and regeneration. The Company is developing liver cell therapy for the treatment of liver failure. The Company is also conducting research and development of a series of catalytic antioxidants as a treatment for protection of cells from damage occurring in cancer radiation therapy, stroke and for protection of cells from transplant rejection. The Company, in collaboration with Elan Corporation, plc, an Irish company, and its subsidiaries (“Elan”), also is conducting a Phase 2/3 clinical trial of deligoparin, an ultra-low molecular weight heparin for the treatment of ulcerative colitis. Deligoparin was previously known as OP2000.

The “Company” refers collectively to Incara Pharmaceuticals Corporation, a Delaware corporation (“Incara Pharmaceuticals”), its two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and Incara Cell Technologies, Inc., a Delaware corporation (“Cell Technologies”), as well as its equity investee, Incara Development, Ltd., a Bermuda corporation (“Incara Development”). As of June 30, 2002, Incara Pharmaceuticals owned 80.1% of Incara Development and 35.0% of CPEC LLC. Incara Pharmaceuticals uses the equity method to account for CPEC LLC.

All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 2001 was derived from the Company’s restated audited financial statements included in the Company’s Amended Annual Report on Form 10-K/A, filed by the Company on August 13, 2002. The unaudited consolidated financial statements included herein should be read in conjunction with the restated audited consolidated financial statements and the notes thereto included in the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2001 and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

B.    Liquidity

The accompanying unaudited financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $116,221,000 at June 30, 2002, incurred a net loss of $8,789,000 for the nine months then ended, and expects to incur additional losses during the remainder of fiscal 2002 and for several more years.

The Company has an immediate need to raise additional cash, as without additional financing or other funding, the Company will run out of cash around the end of fiscal 2002. Management has attempted to raise additional capital, but has been unsuccessful to date. The Company is considering various alternatives to satisfy its need for capital. However, the Company might not be successful in completing any transaction.

The development of deligoparin depends on the Company’s collaboration with Elan, which is outside of its control. As described in Note F to these unaudited financial statements, the collaboration involves various arrangements that involve additional funding of this program. Should the interim results not be as expected, such funding might not be forthcoming. If that would occur, the Company could reduce its expenditures for this program significantly.

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

The continued funding of the Company’s operations is affected by its ability to sell additional equity in the form of common or preferred stock. The Company’s common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on Nasdaq. The Company might not be able to maintain the standards for continued quotation on the Nasdaq National Market, including a minimum bid price requirement of $1.00 per share, a minimum market value of public float of $5,000,000 and a minimum net tangible assets value of $4,000,000. The Company’s net tangible assets at June 30, 2002 were a negative $11,791,000, market value of public float at July 31, 2002 was $3,096,000 and the common stock has not closed above $1.00 since March 11, 2002. On July 24, 2002, the Company received a Nasdaq Staff Determination stating that the Company failed to comply with the $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5) and that its common stock is subject to delisting from Nasdaq. The Company also does not currently meet the Nasdaq National Market’s requirement of $5,000,000 minimum market value for publicly held shares as set forth in Marketplace Rule 4450(a)(2), or the $4,000,000 minimum net tangible assets requirement set forth in Marketplace Rule 4450(a)(3). A hearing is scheduled for August 29, 2002 before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The Company’s delisting has been stayed pending the Panel’s decision. At the hearing, the Company intends to present its recapitalization plans for meeting the requirements for continued Nasdaq listing in order for its common stock to remain listed on the

Nasdaq National Market or be allowed to move to the Nasdaq SmallCap Market. There can be no assurance the Panel will grant the Company’s request for continued listing or allow its common stock to move to the Nasdaq SmallCap Market. Nasdaq has adopted amendments to replace its minimum net tangible assets requirement with a stockholders’ equity requirement that would require companies to have a minimum of $10,000,000 of stockholders’ equity in order to remain listed on the Nasdaq National Market after October 31, 2002. At June 30, 2002, the Company’s stockholders’ deficit was $11,791,000, which was below the new requirement. If the Company’s common stock is delisted, its stock will become more illiquid, which would make the sale of additional equity more difficult.

The ability of the Company to continue in its present form is largely dependent on its ability to obtain additional debt or equity financing, generate additional revenues primarily through collaborations, and control overall expenses. The Company raised an aggregate of approximately $11,000,000 between August 2001 and May 2002 and intends to continue to try to raise additional funds through the sale of stock or by establishing collaborations.

Although management continues to pursue these plans, the Company might not be successful in raising capital or establishing collaboration agreements on terms acceptable to the Company. If the Company is not successful in raising sufficient cash for its operations, then it will need to scale back, delay or discontinue one or more of its programs, which would have a material adverse affect on the Company’s business, or cease operations altogether. Management is evaluating the current situation and will consider the various alternatives that are available to the Company.

C.    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations,” and is applicable for all business combinations initiated after June 30, 2001. The most significant provisions of SFAS 141 require (a) the application of the purchase method of accounting for all business combinations; (b) the establishment of specific criteria for the recognition of intangible assets separately from goodwill; and (c) unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 supersedes APB No. 17, “Intangible Assets,” and first became effective for the Company’s quarter ended December 31, 2001. The most significant provisions of SFAS 142 provide (a) goodwill and indefinite lived intangible assets can no longer be amortized; (b) goodwill and intangible assets deemed to have an indefinite life must be tested at least annually for impairment; and (c) the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company adopted SFAS 142 effective October 1, 2001 and the adoption did not have a material effect on the Company’s financial position or results of operations as the Company did not have then and currently has no goodwill and no intangible assets.

D.    Net Loss Per Common Share

The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, warrants and convertible preferred stock, which are excluded if their effect is antidilutive. At June 30, 2002, diluted weighted average common shares excluded approximately 12,455,000 incremental shares related to stock options, unvested shares of restricted common stock, convertible preferred stock and warrants to purchase common and preferred stock. These shares are excluded due to their antidilutive effect as a result of the Company’s net loss from operations.

E.    Restatement

The Company has restated its 2001 financial statements to reclassify the Series C redeemable convertible exchangeable non-voting preferred stock (“Series C Stock”) from stockholders’ equity to the mezzanine section of the balance sheet because the exchange feature allows the Series C Stock to be redeemed for certain assets. This restatement did not affect the net loss or cash flows for the year ended September 30, 2001 or the nine months ended June 30, 2001, nor did it affect total assets. The effect of the restatement on the September 30, 2001 balance sheet is summarized below (in thousands):

	As originally reported	As restated
Series C redeemable convertible exchangeable preferred stock	$—	$12,667
Stockholders’ equity (deficit)	$5,647	$(7,020)

F.    Incara Development, Ltd.

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

As part of the transaction, Elan purchased 12,015 shares of Incara Pharmaceuticals Series C Stock with a face value of $1,000 per share, or a total of $12,015,000. Incara Pharmaceuticals contributed to Incara Development the proceeds from the issuance of the Series C Stock to Elan in exchange for securities of Incara Development. Elan also contributed $2,985,000 to Incara Development for its shares of preferred stock of Incara Development. In addition, Elan granted Incara Development a license to Elan’s proprietary drug delivery technology for a license fee of $15,000,000. The Series C Stock bears a mandatory stock dividend of 7%, compounded annually. The Series C Stock is exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by Incara Pharmaceuticals which, if exchanged, would give Elan ownership of 50% of the initial amount of combined common and preferred stock of Incara Development. Because the exchange feature allows the Series C Stock to be redeemed for certain assets, the Series C Stock is presented outside of stockholders’ equity (deficit) and is reported at its current redemption value. Future adjustments to the Series C Stock carrying value may be necessary to adjust the carrying value to the current fair value of the assets required to be delivered under the exchange provision, reduced by any amounts owed to Incara Pharmaceuticals by Elan upon an exchange under the terms of the Series C preferred stock. These terms require Elan to reimburse Incara Pharmaceuticals for the portion of Incara Development’s cumulative losses that Incara Pharmaceuticals funded in excess of its then remaining 50% ownership. After December 20, 2002, the Series C Stock is convertible by Elan into shares of Incara Pharmaceuticals’ Series B convertible preferred stock (“Series B Stock”) at the rate of $64.90 per share. Each share of Series B Stock is convertible into ten shares of common stock. If the Series C Stock is outstanding as of December 21, 2006, Incara Pharmaceuticals will exchange the Series C Stock and accrued dividends, at its option, for either cash or shares of stock and warrants of Incara Pharmaceuticals having a then fair market value of the amount due.

For financial reporting purposes, the value recorded as Incara Pharmaceuticals’ initial investment in Incara Development was the same as the fair value of the Series C Stock issued, which was $12,015,000. The technology obtained by Incara Development from Elan was expensed at inception because the feasibility of using the contributed technology in conjunction with deligoparin had not been established and Incara Development had no alternative future use for the contributed technology. Incara Pharmaceuticals immediately expensed as “Equity in loss of Incara Development” its investment in Incara Development, reflective of Incara Pharmaceuticals’ pro rata interest in Incara Development. From the date of issue up to December 21, 2006, Incara Pharmaceuticals will accrete the Series C Stock for the 7% dividend from its recorded value up to its redemption value. Upon a liquidation of the Company, holders of Series C Stock will be entitled to liquidation payments equal to the face value per share at issuance plus accrued dividends.

While Incara Pharmaceuticals owns 80.1% of the outstanding stock of Incara Development, Elan has retained significant minority investor rights, including 50% control of the management committee which oversees the deligoparin program, that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. The Company recognized 100% of the losses of Incara Development to the extent of its original investment, plus all subsequent losses of Incara Development to the extent that it has committed to provide further financial support to fund those losses. Further, because Elan can exchange its investment in Incara Pharmaceuticals’ Series C Stock for Incara Pharmaceuticals’ 30.1% preferred interest in Incara Development, Incara Pharmaceuticals will only recognize 50% of any accumulated net earnings of Incara Development.

Elan and Incara Pharmaceuticals intend to fund Incara Development pro rata, based on their respective percentage ownership of the combined outstanding common and preferred stock of Incara Development. Subject to mutual agreement, Elan agreed to lend Incara Pharmaceuticals up to $4,806,000 to fund Incara Pharmaceuticals’ pro rata share of development funding for Incara Development. In return, Incara Pharmaceuticals issued a convertible promissory note that bears interest at 10% compounded semi-annually on the amount outstanding thereunder. After December 20, 2002, the note balance is convertible at the option of Elan into shares of Series B Stock at $43.27 per share. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. Incara Pharmaceuticals has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due. In October 2001 and February 2002, Incara Pharmaceuticals borrowed from Elan $857,000 and $518,000, respectively, pursuant to the terms of the note arrangement. In February 2002, Incara Pharmaceuticals, with Elan’s consent, converted the outstanding principal and accrued interest of $1,400,000 into 480,000 shares of common stock and 58,883 shares of Series B Stock. Incara Pharmaceuticals can borrow up to an additional $3,431,000 through December 21, 2003 under the note arrangement with Elan to fund its 80.1% pro rata interest in the operating costs of Incara Development. At June 30, 2002, no amounts were due to Elan under the note payable.

During the fiscal year ended September 30, 2001, Incara Pharmaceuticals’ equity in loss of Incara Development was $12,650,000, including $12,015,000 for Incara Pharmaceuticals’ interest in the immediate write-off at inception of the technology acquired from Elan by Incara Development. Incara Development is a development stage company with no revenue. Excluding the initial license fee for the technology contributed by Elan, Incara Development had operating expenses of approximately $1,235,000 for the fiscal year ended September 30, 2001. Incara Development had net operating expenses and a net loss of approximately $386,000 and $1,287,000 for the three months and nine months ended June 30, 2002, respectively.

The following summary information is provided for Incara Development.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Operating expenses:

Purchased in-process research and development	$—	$—	$—	$15,000
Research and development	386	519	1,272	888
General and administrative	—	—	15	15

Net loss	$386	$519	$1,287	$15,903

Incara Pharmaceuticals invoices Incara Development for research and development expenses that Incara Pharmaceuticals incurs on behalf of Incara Development. These expenses are recognized as a reduction of Incara Pharmaceuticals’ research and development expenses, net of intercompany profits. The following table is a reconciliation of the net loss of Incara Development to the “Equity in loss of Incara Development” included in the Company’s statements of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Incara Development net loss	$386	$519	$1,287	$15,903

Incara Pharmaceuticals portion (80.1%)	$309	$416	$1,031	$12,738
Profit on services provided to Incara Development	(63)	(133)	(187)	(267)
Other	—	—	21	—

Equity in loss of Incara Development	$246	$283	$865	$12,471

G.    Elan Investment Related to Catalytic Antioxidant Program

In May 2002, Elan purchased 416,204 shares of Series B Stock for $3,000,000. Elan agreed that it will make additional equity investments in the future based upon the completion of various financial and clinical milestones related to Aeolus’ program for catalytic antioxidant compounds as adjunctive agents to cancer treatment. Elan received an exclusive option to negotiate commercialization or collaboration terms at a later phase relating to catalytic antioxidants being developed by Aeolus in the prevention and treatment of radiation-induced and chemotherapy-induced tissue damage. Aeolus is also exploring the use of its antioxidants to protect against the toxicity from total body irradiation such as might occur in accidental or terrorist-related exposure to nuclear material. In addition to its other rights, Elan may cancel this agreement for any reason upon 30 days notice.

H.    Commitments and Contingencies

In October 2001, the Company executed a Master Loan and Security Agreement with Transamerica Technology Finance Corporation to finance equipment purchases. In October 2001, the Company borrowed $565,000 from Transamerica and pledged equipment with a cost of $686,000 as collateral.

In December 1999, Incara Pharmaceuticals sold IRL, its anti-infectives division, to a private pharmaceutical company. Incara Pharmaceuticals remains contingently liable through May 2007 on debt and lease obligations of approximately $6,000,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Unless otherwise noted, the phrase “we” or “our” refers collectively to Incara Pharmaceuticals Corporation and our two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc. and Incara Cell Technologies, Inc., as well as our equity investee, Incara Development, Ltd. At June 30, 2002, Incara Pharmaceuticals owned 80.1% of Incara Development.

This Report contains, in addition to historical information, statements by us with respect to expectations about our business and future results, which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in our Annual Report on Form 10-K and in our other SEC filings, and including risks relating to the need to obtain funds for operations, the failure to satisfy the listing requirements of the Nasdaq Stock Market, dependence on collaborative partners, the early stage of products under development, uncertainties relating to clinical trials and regulatory reviews, and competition. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements.

We are focused on the development of potential therapies for protection, repair and regeneration of tissue damaged by injury and disease. We currently have programs in three areas: liver cell therapy and progenitor cell therapy as treatments for liver failure; catalytic antioxidants as treatments for protection of cells from damage caused by stroke and cancer radiation therapy and for protection of cells from transplant rejection; and deligoparin, an ultra-low molecular weight heparin being developed with Elan Corporation through Incara Development for treatment of ulcerative colitis.

Immediate Need For Additional Funds

We have an immediate need to raise additional cash, as without additional financing or other funding we will run out of cash around the end of fiscal 2002. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

We had a net loss attributable to common stockholders of $3,383,000 and $9,449,000 for the three months and nine months ended June 30, 2002, respectively, versus a net loss attributable to common stockholders of $3,237,000 and $19,499,000 for the three months and nine months ended June 30, 2001, respectively. The net loss for the nine months ended June 30,

2002 was reduced by a $150,000 gain recognized on the sale of trademarks for a discontinued program. The net loss for the nine months ended June 30, 2001 included a $12,015,000 charge for Incara Pharmaceuticals’ interest in the immediate write-off at inception of the technology contributed by Elan to Incara Development. Also, the net loss for the nine months ended June 30, 2001 was reduced by a $767,000 gain recognized on the settlement of a disputed accrued liability for a discontinued program.

We had cell processing revenue of $3,000 and $40,000 for the three months and nine months ended June 30, 2002, respectively. This revenue resulted from fees we earned for processing liver cells that are used for research purposes by other pharmaceutical companies.

Our research and development, or R&D, expenses increased $227,000, or 12%, to $2,158,000 for the three months ended June 30, 2002 from $1,931,000 for the three months ended June 30, 2001. R&D expenses increased $566,000, or 11%, to $5,872,000 for the nine months ended June 30, 2002 from $5,306,000 for the nine months ended June 30, 2001. R&D expenses were higher in the first three quarters of this fiscal year primarily due to significant increases in spending on our liver cell therapy program, offset by a reduction in R&D expenses due to how expenses are classified for our deligoparin program.

Deligoparin expenses incurred during the first quarter of fiscal 2001 were $335,000, which were charged to R&D expenses. In January 2001, Incara Pharmaceuticals transferred the rights to deligoparin to Incara Development. Also, in January 2001, Incara Development began a Phase 2/3 clinical trial, which is on-going. As of July 31, 2002, we had enrolled 138 patients in the trial. We expect to complete enrollment around the end of 2002. Costs for deligoparin incurred after the transfer are incurred on behalf of Incara Development. Amounts billable to Incara Development for expenses incurred and work performed by Incara Pharmaceuticals for deligoparin are recorded as a reduction of R&D expenses. Subsequent to our investment in Incara Development, our expenses associated with development of deligoparin flow through “Equity in loss of Incara Development.” For the three months and nine months ended June 30, 2002, our equity in loss of Incara Development was $246,000 and $865,000, respectively. The equity in loss of Incara Development was $283,000 and $12,471,000 for the three months and nine months ended June 30, 2001, respectively, which included $12,015,000 for Incara Pharmaceuticals’ interest in the immediate write-off at inception of the technology acquired from Elan by Incara Development.

R&D expenses for Cell Technologies increased $484,000, or 63%, to $1,253,000 for the three months ended June 30, 2002 from $769,000 for the three months ended June 30, 2001. R&D expenses for Cell Technologies increased $1,835,000, or 103%, to $3,608,000 for the nine months ended June 30, 2002 from $1,773,000 for the nine months ended June 30, 2001. Our research and development for the treatment of liver disorders, using liver cell therapy, is in the preclinical stages and is conducted through Incara Cell Technologies. In June 2002, we filed an Investigational New Drug Application with the Food and Drug Administration to begin Phase 1 clinical trials of human liver cells for the treatment of patients with cirrhosis and end-stage liver disease. Expenses were higher in the first three quarters of this fiscal year due to increased activity in the program and the establishment of our own laboratory facility in August 2001. We incurred increases in spending on laboratory supplies, contract and sponsored research, occupancy costs and personnel.

R&D expenses for Aeolus decreased $205,000, or 23%, to $683,000 for the three months ended June 30, 2002 from $888,000 for the three months ended June 30, 2001. R&D expenses for Aeolus decreased $374,000, or 17%, to $1,828,000 for the nine months ended June 30, 2002 from $2,202,000 for the nine months ended June 30, 2001. Our research and development of small molecule antioxidants for disorders such as stroke and other tissue damage is in the preclinical stage and is conducted through Aeolus. Expenses were less this fiscal year due to lower levels of preclinical contract services and sponsored research.

R&D expenses also include other general expenses that have not specifically been allocated to the above program costs.

General and administrative, or G&A, expenses decreased $101,000, or 12%, to $742,000 for the three months ended June 30, 2002 from $843,000 for the three months ended June 30, 2001. G&A expenses decreased $76,000, or 3%, to $2,213,000 for the nine months ended June 30, 2002 from $2,289,000 for the nine months ended June 30, 2001.

We accreted $224,000 and $660,000 of dividends on our Series C preferred stock during the three months and nine months ended June 30, 2002, respectively. From the date of issue until the earlier of December 21, 2006 or the date the Series C preferred stock is exchanged or converted, we will accrete the Series C preferred stock for the 7% dividend, compounded annually from its recorded value up to its redemption value. Future adjustments to the Series C preferred stock carrying value might be necessary to adjust the carrying value to the then current fair value of the assets required to be delivered under the exchange provision reduced by amounts owed to us by Elan upon an exchange under the terms of the Series C preferred stock.

Liquidity and Capital Resources

At June 30, 2002, we had cash and cash equivalents of $1,343,000, a decrease of $4,110,000 from September 30, 2001. Cash decreased primarily due to the net loss of $8,789,000 for the nine months ended June 30, 2002, offset by the purchase of $3,000,000 of our Series B preferred stock by Elan in May 2002 and by $1,965,000 of proceeds from notes payable.

We have an immediate need to raise additional cash, as without additional financing or other funding, we will run out of cash around the end of fiscal 2002. We have attempted to raise additional capital, but have been unsuccessful to date. We are considering various alternatives to satisfy our need for capital. We are evaluating the current situation and will consider the various alternatives that are available to us. However, we might not be successful in completing any transaction.

During the past two years, we have incurred average operational expenses of approximately $11,000,000 per year, on an annualized basis, including expenses of our R&D programs, but excluding non-cash charges for the purchase of in-process research and development. We anticipate our annual net operational costs to remain at approximately this level, or slightly higher, during fiscal 2002 and for the foreseeable future, although our ongoing cash requirements will depend on numerous factors, particularly the progress of our R&D programs and our ability to negotiate and complete collaborative agreements. In order to fund our on-going operating cash requirements, we need to raise significant additional funds in fiscal 2002 and beyond. We intend to try to:

•	establish new collaborations for our current research programs that include initial cash payments and on-going research support;

•	sell additional shares of our stock to Elan and other investors; and

•	borrow additional cash from Elan under the terms of an existing note arrangement that we have with Elan to meet our obligations for Incara Development.

There are uncertainties as to all of these potential sources of capital. Due to market and economic conditions and other limitations on the stock offerings, we might not be able to sell securities under these arrangements, or raise other funds on terms acceptable or favorable to us. At times it is difficult for biotechnology companies to raise funds in the equity markets. In addition, any potential investor or collaborator, including Elan, must have the economic ability to invest in us. Any additional equity financing, if available, would likely result in substantial dilution to our stockholders. At our Annual Meeting held in March 2002, our stockholders approved the sale of up to $25,000,000 of our securities; however, we might not be able to sell any securities.

The continued funding of our operations is affected by our ability to sell additional equity in the form of common or preferred stock. Our common stock is currently listed on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on Nasdaq. We might not be able to maintain the standards for continued quotation on the Nasdaq National Market, including a minimum bid price requirement of $1.00 per share, a minimum market value of public float of $5,000,000 and a minimum net tangible assets value of $4,000,000. Our net tangible assets at June 30, 2002 were a negative $11,791,000, our market value of public float at July 31, 2002 was $3,096,000 and our common stock has not closed above $1.00 since March 11, 2002. On July 24, 2002, we received a Nasdaq Staff Determination stating that we fail to comply with the $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5) and that our common stock is subject to delisting from Nasdaq. We also do not currently meet the Nasdaq National Market’s requirement of $5,000,000 minimum market value for our publicly held shares as set forth in Marketplace Rule 4450(a)(2), or the $4,000,000 minimum net tangible assets requirement set forth in Marketplace Rule 4450(a)(3). We have a hearing scheduled for August 29, 2002 before a Nasdaq Listing Qualifications Panel to review the Staff Determination. Our delisting has been stayed pending the Panel’s decision. At the hearing, we intend to present our recapitalization plans for meeting the requirements for continued Nasdaq listing in order for our common stock to remain listed on the Nasdaq National Market or be allowed to move to the Nasdaq SmallCap Market. There can be no assurance the Panel will grant our request for continued listing or allow our common stock to move to the Nasdaq SmallCap Market. Nasdaq has adopted amendments to replace its minimum net tangible assets requirement with a stockholders’ equity requirement that would require companies to have a minimum of $10,000,000 of stockholders’ equity in order to remain listed on the Nasdaq National Market after October 31, 2002. At June 30, 2002, our stockholders’ deficit was $11,791,000, which was below the new requirement. If our common stock is delisted it would become more illiquid, which would make the sale of additional equity more difficult.

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

The Series C preferred stock we sold to Elan is exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by Incara Pharmaceuticals which, if exchanged, would give Elan ownership of 100% of Incara Development’s preferred stock or 50% of the initial amount of combined common and preferred stock of Incara Development. After December 20, 2002, the Series C preferred stock is convertible by Elan into shares of Incara Pharmaceuticals’ Series B preferred stock at the rate of $64.90 per share. If the Series C preferred stock is outstanding as of December 21, 2006, it must be redeemed for an amount equal to $1,000 per share plus any accrued unpaid dividends. At such date, we will exchange the Series C preferred stock and accrued dividends, at our option, for either cash or shares of stock and warrants of Incara Pharmaceuticals having a then fair market value of the amount due.

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

If we are unable to raise additional capital, borrow additional funds or enter into new collaborations, we will also consider:

•	investments by third parties in our subsidiaries;

•	the sale of all or some of our assets or programs; and

•	a merger of our company with a third party.

In December 1999, Incara Pharmaceuticals sold IRL, its anti-infectives division, to a private pharmaceutical company. We remain contingently liable through May 2007 on debt and lease obligations of approximately $6,000,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

Part II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

On May 7, 2002, Incara Pharmaceuticals issued shares of common stock to Duke University as a royalty payment pursuant to a license agreement dated May 7, 2002 between Aeolus Pharmaceuticals, Inc. and Duke University. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

On May 15, 2002, Elan Corporation, plc purchased 416,204 shares of Series B convertible preferred stock. Each share of Series B preferred stock is convertible into ten shares of common stock, subject to adjustment for subdivision and combination of Incara Pharmaceuticals’ common stock. The issuance of the Series B preferred stock was effected pursuant to Rule 506 of Regulation D under the Securities Exchange Act of 1934.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Description of Document

10.90	Amendment No. 7, effective June 30, 2002 to Sponsored Research Agreement between the University of North Carolina at Chapel Hill and Incara Cell Technologies, Inc.

(b) The following reports on Form 8-K were filed by Incara Pharmaceuticals during the three months ended June 30, 2002:

Date filed	Event

May 24, 2002	Equity investment by Elan Corporation, plc (as amended by Forms 8-K/A filed on May 24 and July 3, 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who certify that to their knowledge this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended June 30, 2002.

INCARA PHARMACEUTICALS CORPORATION

Date: August 13, 2002	By:	/s/ CLAYTON I. DUNCAN
Clayton I. Duncan, President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2002	By:	/s/ RICHARD W. REICHOW
Richard W. Reichow, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)