Form 10-K/A
period 2001-09-30
INCARA PHARMACEUTICALS CORP
filed 2002-08-14
CIK 936538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-27410

INCARA PHARMACEUTICALS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	56-1924222 (I.R.S. Employer Identification No.)

P.O. Box 14287
79 T.W. Alexander Drive
4401 Research Commons, Suite 200
Research Triangle Park, North Carolina
27709
(Address of principal executive offices)

Company’s telephone number, including area code: 919-558-8688

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the Common Stock on December 14, 2001, on the Nasdaq National Market System was approximately $19,377,000 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons might be deemed to be affiliates. This determination of affiliate status might not be conclusive for other purposes.

As of December 14, 2001, the Registrant had outstanding 12,717,093 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A is being filed in order to amend Items 6, 7, and 8, as described herein, to give effect to the restatement of the financial statements of the Company for the year ended September 30, 2001 (as described in Note D to those financial statements) to reclassify preferred stock outside of permanent equity, to give effect to the restatements of Incara Development, Ltd. (as described in Note 1 of those financial statements) for the year ended September 30, 2001 to reclassify redeemable preferred stock outside of permanent equity and to restate the amounts reported by Incara Development, Ltd. for its initial sale of its equity shares and its write-off of acquired technology and to include a new Exhibit 23.1.

This Form 10-K, as amended, contains forward-looking statements that were made at the time the original Form 10-K was filed on December 21, 2001, which are subject to the factors described in the section of this Form 10-K captioned “Note Regarding Forward-Looking Statements” and must be considered in light of any written statement subsequent to the filing of the original Form 10-K, including our reports on Forms 8-K and 10-Q filed with the Securities and Exchange Commission.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including:

•	the need for additional funds;

•	the early stage of the products we are developing;

•	uncertainties relating to clinical trials and regulatory reviews;

•	competition and dependence on collaborative partners;

•	our ability to obtain adequate patent protection and to enforce these rights;

•	our ability to avoid infringement of the patent rights of others; and

•	the other factors and risks described under the section captioned “Business—Risks Associated with Our Business”.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART II

Item 6.    Selected Financial Data.

You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the fiscal years ended September 30, 1997, 1998, 1999, 2000 and 2001 and the consolidated balance sheet data at September 30, 1997, 1998, 1999, 2000 and 2001 from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants, and, except for the consolidated statements of operations for the fiscal years ended September 30, 1997 and 1998 and the consolidated balance sheet data at September 30, 1997, 1998 and 1999, are included elsewhere in this Form 10-K.

Statement of Operations Data:
(in thousands, except per share data)

	Year Ended September 30,
	2001	2000	1999	1998	1997
Revenue:
Cell processing revenue	$44	$—	$—	$—	$—
Contract and license fee revenue	—	100	2,088	6,121	5,360

Total revenues	44	100	2,088	6,121	5,360

Costs and expenses:
Research and development	7,520	7,645	18,996	16,799	19,972
Purchase of in-process research and development	—	6,664	—	5,343	411
General and administrative	3,077	2,613	3,045	3,509	4,179

Total costs and expenses	10,597	16,922	22,041	25,651	24,562

Loss from operations	(10,553)	(16,822)	(19,953)	(19,530)	(19,202)
Gain on sale of division	—	9,751	—	—	—
Gain on settlement of accrued liability	767	—	—	—	—
Equity in loss of Incara Development	(12,650)	—	—	—	—
Investment income, net	223	406	355	384	831
Minority interest	—	—	—	—	568

Net loss	(22,213)	(6,665)	(19,598)	(19,146)	(17,803)
Preferred stock dividend accreted	(652)	—	—	—	—

Net loss attributable to common stockholders	$(22,865)	$(6,665)	$(19,598)	$(19,146)	$(17,803)

Net loss per weighted share attributable to common stockholders:
Basic and diluted	$(2.78)	$(1.21)	$(2.98)	$(2.69)	$(2.55)

Weighted average common shares outstanding:
Basic and diluted	8,233	5,522	6,583	7,113	6,982

Balance Sheet Data:
(in thousands)

	September 30,
	2001(1)	2000	1999	1998	1997
Cash and cash equivalents and marketable securities	$5,453	$6,555	$4,960	$23,562	$37,580
Working capital	$3,967	$4,662	$2,207	$14,607	$9,855
Total assets	$8,618	$7,348	$8,044	$27,836	$42,623
Long-term portion of capital lease obligations and notes Payable	$17	$43	$981	$1,593	$2,128
Total liabilities	$2,971	$2,536	$4,253	$8,160	$29,167
Redeemable exchangeable preferred stock	$12,667	—	—	—	—
Total stockholders’ equity (deficit)	$(7,020)	$4,812	$3,791	$19,676	$13,456

(1)	As restated, see Note D of the Consolidated Financial Statements.

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

Pro Forma Consolidated Statement of Operations:
(In thousands, except per share data)

	Fiscal Year Ended September 30, 2000
	Consolidated Actual	Pro Forma Adjustments – IRL	Pro Forma As Adjusted
Revenue:
Contract and license fee revenue	$100	$100	$—

Costs and expenses:
Research and development	7,645	1,339	6,306
Purchased in-process research and development	6,664	—	6,664
General and administrative	2,613	—	2,613

Total costs and expenses	16,922	1,339	15,583

Loss from operations	(16,822)	(1,239)	(15,583)
Gain on sale of division	9,751	9,751	—
Interest income, net	406	(37)	443

Net income (loss)	$(6,665)	$8,475	$(15,140)

Net loss per common share:
Basic and diluted	$(1.21)		$(2.74)

Weighted average common shares outstanding	5,522		5,522

The pro forma adjustments reflect the elimination of revenue and expenses related to IRL for the fiscal year ended September 30, 2000 as if the IRL sale had occurred at the beginning of the fiscal year. The pro forma adjustments also reflect the elimination of the gain recognized on the sale of IRL.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

You should read the following discussion in conjunction with our consolidated financial statements and the notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in “Item 1—Business—Risks Associated with Our Business” and elsewhere in this Form 10-K.

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

Until July 15, 1999, we were a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. On July 15, 1999, we restructured our corporate relationship with Interneuron to reduce Interneuron’s majority ownership of us in exchange for an increased ownership by Interneuron of CPEC. Prior to the restructuring, CPEC was a subsidiary owned 80.1% by us and 19.9% by Interneuron. As a preliminary step in the restructuring, we acquired Interneuron’s 19.9% interest in CPEC. We redeemed 4,229,381 of the 4,511,084 shares of our common stock owned by Interneuron, in exchange for a 65.0% ownership of CPEC and cancellation of liabilities owed to Interneuron by us and CPEC that totaled $2,421,000. This cancellation was treated as a contribution to capital by Interneuron to us.

Until July 1999, our most advanced product was bucindolol HCl, a beta-blocker that was being evaluated in a Phase 3 clinical trial conducted by the National Institutes of Health and the U.S. Department of Veterans Affairs for use in treating congestive heart failure patients. The agencies terminated the study in July 1999, prior to its scheduled termination date, because an interim data analysis indicated there was no significant survival advantage of treatment with bucindolol for the patient population as a whole. In August 1999, we agreed to end the collaboration with BASF Pharma/Knoll AG for bucindolol for countries outside the United States and Japan, and terminated the European trial of bucindolol. On December 20, 2000, we entered into a Settlement Agreement and Release with Knoll AG to resolve a dispute regarding a payable owed by us to Knoll for the discontinued program. As of the settlement date, the accrued liability, net of related receivables, was $1,250,000. We paid Knoll $70,000 and issued to Knoll 175,000 shares of our common stock (with a fair value of approximately $416,000) in exchange for a full release of all amounts owed to Knoll. This settlement eliminated the accrued liability owed to Knoll and reduced our net loss by $767,000 in fiscal 2001.

On December 29, 1999, we sold our anti-infectives division, known as IRL, to a private pharmaceutical company for $11,000,000. The transaction involved the sale of assets associated with IRL, including rights under the collaboration with Merck & Co., Inc. and the assumption of related liabilities by the purchaser. We remain contingently liable through May 2007 on debt and lease obligations of approximately $6,763,000 assumed by the purchaser, including primarily the IRL facility lease in Cranbury, New Jersey. We recognized a gain of $9,751,000 on the sale of IRL in the first quarter of fiscal 2000. The effect of the IRL transaction on Incara’s financial statements for the fiscal year ended September 30, 2000 is shown in “Unaudited Pro Forma Consolidated Financial Information.”

On March 31, 2000, we acquired all of the minority interests of Aeolus Pharmaceuticals, Inc. and Renaissance Cell Technologies, Inc., which has since changed its name to Incara Cell Technologies, Inc. Prior to this acquisition, we owned 78.0% of Incara Cell Technologies and 65.8% of Aeolus. We issued 1,220,041 shares of our common stock for the subsidiaries’ minority ownership. We accounted for the acquisition using the purchase method of accounting with a total purchase price of $6,664,000. We allocated the total purchase price to purchase of in-process research and development and immediately charged it to operations because at the date of the acquisition the in-process research purchased was in preclinical stages, feasibility had not been established and we deemed it to have no alternative future use. We estimated at the acquisition date that Incara Cell Technologies and Aeolus would need to spend in excess of an additional $50,000,000 to complete the research and development and that it would be at least 2006 before the research and development is completed. We might share the cost to complete research and development for these programs with collaborative partners in the future. The acquisition of these minority interests should not have a significant impact on future operating results because we previously recognized all losses of Incara Cell Technologies and Aeolus due to our majority interest in the subsidiaries.

In January 2001, we closed on a collaborative and financing transaction with Elan. As part of the transaction, Elan and we formed a Bermuda corporation, Incara Development, Ltd., to develop OP2000. We own all of the common stock and 60.2% of the non-voting preferred shares of Incara Development and Elan owns 39.8% of the non-voting preferred shares of Incara Development. Of the outstanding combined common and non-voting preferred shares of Incara Development, we own 80.1% and Elan owns 19.9%. As part of the transaction, Elan and we entered into license agreements under which we licensed to Incara Development the OP2000 compound and Elan licensed to Incara Development a proprietary drug delivery technology.

As part of the transaction, Elan purchased 825,000 shares of our common stock, 28,457 shares of our Series B non-voting convertible preferred stock and a five-year warrant to purchase 22,191 shares of Series B preferred stock at an exercise price of $72.12 per share for an aggregate purchase price of $4,000,000. Each share of Series B preferred stock is convertible into ten shares of our common stock.

Elan also purchased 12,015 shares of our Series C convertible exchangeable non-voting preferred stock with a face value of $1,000 per share, or a total of $12,015,000. We contributed to Incara Development the proceeds from the issuance of the Series C preferred stock to Elan in exchange for securities of Incara Development. Elan also contributed $2,985,000 to Incara Development for its shares of preferred stock of Incara Development. In addition, Elan granted Incara Development a license to Elan’s proprietary drug delivery technology for a license fee of $15,000,000.

The Series C preferred stock bears a mandatory stock dividend of 7%, compounded annually and is convertible at Elan’s option after December 20, 2002 into shares of our Series B convertible preferred stock. The Series C preferred stock is also exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by us which, if exchanged, would give Elan ownership of 100% of Incara Development’s preferred stock outstanding or 50% of the initial amount of combined common and preferred stock of Incara Development. Because the exchange feature allows the Series C preferred stock to be redeemed by the holder for certain of our assets, the Series C preferred stock is presented outside of stockholders’ equity (deficit) and is reported at its current redemption value. Future adjustments to the Series C preferred stock carrying value may be necessary to adjust the carrying value to the current fair value of the assets required to be delivered under the exchange provision, reduced by any amounts owed to us by Elan upon an exchange under the terms of the preferred stock. These terms require Elan to reimburse us for the portion of Incara Development’s cumulative losses that we funded in excess of our then remaining 50% ownership. If the Series C preferred stock is outstanding as of December 21, 2006, it must be redeemed for an amount equal to $1,000 per share plus any accrued unpaid dividends. At such date, we will exchange the Series C preferred stock and accrued dividends, at our option, for either cash or shares of our stock and warrants having a then fair market value of the amount due.

Upon the completion of enrollment of a Phase 2/3 clinical trial for OP2000, Elan will purchase $1,000,000 of our Series B preferred stock at a per share price that will be ten times the greater of (1) the average per share price of our common stock for the day prior to the purchase, or (2) a 25% premium to the average daily price per share of our common stock for the 60 trading day period immediately prior to the purchase. In addition, as part of the sale, we will issue to Elan a five-year warrant to purchase 20% of the shares of Series B preferred stock purchased by Elan at that time. The exercise price of the Series B preferred stock under this warrant will be equal to twice the per share purchase price of the Series B preferred stock purchased on the same date. However, if the purchase price of the Series B preferred stock is less than $8.00 per share, the purchase of this stock will be limited to 150,000 shares of Series B preferred stock and will be at Elan’s option.

Elan and we intend to fund Incara Development pro rata, based on our respective percentage ownership of the combined outstanding common and preferred stock of Incara Development. Subject to mutual agreement, Elan will lend us up to $4,806,000 to fund our pro rata share of development funding for Incara Development. In return, we issued a convertible promissory note that bears interest at 10% compounded semi-annually on the amount outstanding thereunder. After December 20, 2002, the note is convertible at the option of Elan into shares of Series B preferred stock at $43.27 per share. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. We have the option to repay the note either in cash or in shares of Series B preferred stock and warrants having a then fair market value of the amount due. As of September 30, 2001, we had not borrowed any funds pursuant to this note. However, we borrowed $857,000 under the note in October 2001.

For financial reporting purposes, the value recorded as our investment in Incara Development is the same as the cash we received from Elan to purchase the Series C preferred stock, which was $12,015,000. The acquired technology obtained by Incara Development from Elan for $15,000,000 was expensed at inception because the feasibility of using the acquired technology in conjunction with OP2000 had not been established and Incara Development had no alternative future use for the acquired technology. We immediately expensed as “Equity in loss of Incara Development” 100% of the write-off of the acquired technology, up to our initial investment. We recognized 100% of the net losses of Incara Development to the extent of our initial investment, and we recognize 80.1% of the subsequent net losses, which is the extent of our commitment to provide further financial support to fund those losses.

During the second quarter of fiscal 2001, we initially recorded the value of the Series C preferred stock issued as $5,496,000. Pursuant to an independent valuation of the Series C preferred stock completed subsequent to the end of the fiscal year, we revised the value of the Series C preferred Stock to $12,015,000 and increased the related charge to “Equity in loss of Incara Development” to reflect the additional write-off of the acquired technology. From the date of issue up to December 21, 2006, we will accrete the Series C preferred stock from its $12,015,000 carrying value to its current redemption value as described above.

While we own 80.1% of the outstanding stock of Incara Development, Elan has retained significant minority investor rights, including 50% control of the management committee which oversees the OP2000 program, that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, we do not consolidate the financial statements of Incara Development, but instead account for our investment in Incara Development under the equity method of accounting. Further, because Elan can exchange its investment in our Series C preferred stock for our preferred interest in Incara Development, thus giving Elan 100% of the preferred stock ownership or 50% of the initial amount of combined common and preferred stock of Incara Development, we will only recognize 50% of any accumulated net earnings of Incara Development. During the fiscal year ended September 30, 2001, our equity in loss of Incara Development was $12,650,000, which included $12,015,000 for our interest in the immediate write-off at inception of the technology acquired from Elan by Incara Development.

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

We propose to advance the state of liver cell transplantation by developing and supplying a pharmaceutical quality, proprietary cryopreserved human liver cell transplantation product. R&D expenses for our liver cell program, which is in the preclinical stage, increased $1,806,000, or 150%, to $3,007,000 for fiscal 2001 from $1,201,000 for fiscal 2000. Expenses were higher in fiscal 2001 due to increased activity in the program and the establishment of our own laboratory facility for the program. We incurred increases in personnel, sponsored research, consultants and laboratory supplies. R&D expenses have totaled $5,816,000 from inception through September 30, 2001.

We have synthesized a group of small molecules that have potent catalytic antioxidant activities, destroy free radicals and protect cells from damage initiated by free radicals in laboratory experiments. We are in the preclinical stage and are developing our catalytic antioxidants as treatments for protection of cells from damage occurring in cancer radiation therapy and stroke, and for protection of cells in transplantation. R&D expenses for our antioxidant program increased $1,249,000, or 74%, to $2,943,000 for fiscal 2001 from $1,694,000 for fiscal 2000. R&D expenses were higher in fiscal 2001 due to increased activity in the program, including the costs of process improvement, scale-up and preclinical testing. R&D expenses have totaled $11,617,000 from inception through September 30, 2001.

In January 2001, we transferred the rights to our OP2000 heparin compound being developed for inflammatory bowel disease to Incara Development. In January 2001, we also initiated a Phase 2/3 clinical trial in patients with ulcerative colitis, a form of inflammatory bowel disease. As of September 30, 2001, 48 patients had been enrolled into this study in 34 clinical sites in the United States. R&D expenses for OP2000 incurred prior to December 21, 2000 were on behalf of us, while costs for OP2000 incurred thereafter were on behalf of Incara Development. Prior to the formation of Incara Development, R&D expenses totaled $3,275,000 on the OP2000 project, including $335,000 and $1,712,000 in fiscal years 2001and 2000, respectively. Amounts billable to Incara Development for OP2000 for expenses incurred and work performed by us are netted against R&D expenses. Subsequent to our investment in Incara Development, our expenses associated with OP2000 development flow through “Equity in loss of Incara Development.” While we own 80.1% of the outstanding common and preferred stock of Incara Development, Elan has retained significant minority investor rights, including 50% control of the management committee that oversees the OP2000 program, which are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, we do not consolidate the financial statements of Incara Development, but instead account for our investment in Incara Development under the equity method of accounting. We will recognize 80.1% of Incara Development’s net losses to the extent of our investments, advances and commitments to make future investments in or advances to Incara Development. Further, since Elan can exchange its investment in our Series C Stock for our 30.1% preferred interest in Incara Development, we will only recognize 50% of any accumulated net earnings of Incara Development. During fiscal 2001, our equity in loss of Incara Development was $12,650,000, which included $12,015,000 for our interest in the immediate write-off at inception of the technology contributed by Elan to Incara Development. We expect to complete enrollment of this Phase 2/3 clinical trial in or around December 2002. We will then evaluate the results and decide how to proceed thereafter. If the results of the Phase 2/3 trial are positive, Incara Development plans to conduct a confirmatory Phase 3 safety and efficacy trial in ulcerative colitis.

Other R&D expenses represent costs associated with general research and development that are not directly chargeable to a program. We expect these costs to continue as we attempt to identify new candidates to enter clinical trials.

We expect substantial expenses in the R&D area during the next several years. We are unable to predict the level of spending until near the end of the various programs because of the uncertainty of our research and development and clinical study programs.

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

We accreted $652,000 of dividends on our Series C preferred stock during fiscal 2001. From the date of issue until the earlier of December 21, 2006 or the date the Series C preferred stock is exchanged or converted, we will accrete the Series C preferred stock for the 7% dividend, compounded annually from its recorded value up to its current redemption value. Future adjustments to the Series C preferred stock carrying value might be necessary to adjust the carrying value to the current fair value of the assets required to be delivered under the exchange provision reduced by amounts owed to us by Elan upon an exchange under the terms of the Series C preferred stock.

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

During the past 21 months, which is the period in which we have operated without ongoing expenses for the development of bucindolol and IRL operations, we have incurred average operational expenses of approximately $10,000,000 per year, on an annualized basis, including expenses of our R&D programs, but excluding non-cash charges for the purchase of in-process research and development. We anticipate our annual net operational costs to remain at approximately this level, or slightly higher, during fiscal 2002 and for the foreseeable future, although our ongoing cash requirements will depend on numerous factors, particularly the progress of our R&D programs and our ability to negotiate and complete collaborative agreements. In order to fund on-going operating cash requirements, we intend to raise significant additional funds during 2002 and beyond. We intend to:

•	establish new collaborations for our current research programs that include initial cash payments and on-going research support;

•	sell additional shares of our stock;

•	borrow additional cash from Elan under the terms of an existing note arrangement that we have with Elan to meet our obligations for Incara Development; and

•	to the extent possible, sell shares of our common stock under an equity financing line we currently have with Torneaux Fund Ltd.

There are uncertainties as to all of these potential sources of capital. Due to market conditions and other limitations on the stock offerings, we might not be able to sell securities under these arrangements, or raise other funds on terms acceptable or favorable to us. At times it is difficult for biotechnology companies to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to Incara Pharmaceuticals’ stockholders.

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

We may borrow up to $4,806,000 through December 21, 2003 under the note arrangement with Elan to fund our 80.1% pro rata interest in the operating costs of Incara Development. We had not borrowed any funds under this note at September 30, 2001. We borrowed $857,000 under the note in October 2001. Advances under the note are subject to the mutual consent of Elan and us. The note matures on December 21, 2006.

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

The Series C preferred stock we sold to Elan is exchangeable at the option of Elan at any time for all of the preferred stock we own in Incara Development which, if exchanged, would give Elan ownership of 100% of Incara Development’s preferred stock or 50% of the initial amount of combined common and preferred stock of Incara Development. After December 20, 2002, the Series C preferred stock is convertible by Elan into shares of our Series B preferred stock at the rate of $64.90 per share. Series B preferred stock is convertible at Elan’s option into shares of our common stock. If the Series C preferred stock is outstanding as of December 21, 2006, it must be redeemed for an amount equal to $1,000 per share plus any accrued unpaid dividends. At such date we will exchange the Series C preferred stock and accrued dividends, at our option, for either cash or shares of our stock and warrants having a then fair market value of the amount due.

As of August 6, 2002, we had current assets of approximately $1,500,000 and current liabilities of approximately $2,300,000. We believe we have sufficient resources to continue operating to mid-October 2002. In order to continue beyond that point, we must obtain additional debt or equity financing. If we are unable to obtain such financings, we will need to scale back, delay or discontinue one or more of our programs, or cease operations altogether.

Item 8.    Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

INDEX TO FINANCIAL STATEMENTS

INCARA PHARMACEUTICALS CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
INCARA PHARMACEUTICALS CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Incara Pharmaceuticals Corporation and its subsidiaries (the “Company”) at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes B and P to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. Management’s plans in regard to these matters are also described in Notes B and P.

As described in Note D, the balance sheet and statement of stockholders’ deficit as of September 30, 2001 and for the year then ended have been restated.

PRICEWATERHOUSECOOPERS LLP

Raleigh, North Carolina
December 20, 2001, except for Notes D and P,
    as to which the date is August 6, 2002

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,
	2001	2000
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,453	$1,877
Marketable securities	—	4,678
Accounts receivable from Incara Development	1,147	—
Other accounts receivable	28	197
Prepaids and other current assets	293	403

Total current assets	6,921	7,155
Property and equipment, net	1,341	193
Other assets	356	—

	$8,618	$7,348

LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,437	$637
Accrued expenses	523	1,807
Accumulated losses of Incara Development in excess of investment	969	—
Current portion of capital lease obligations	25	22
Current portion of note payable	—	27

Total current liabilities	2,954	2,493
Long-term portion of capital lease obligations	17	43
Series C redeemable convertible exchangeable preferred stock, 20,000 shares authorized; 12,015 and no shares issued and outstanding as of September 30, 2001 and 2000, respectively (liquidation value of $12,667)	12,667	—
Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 3,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 28,457 and no shares issued and outstanding as of September 30, 2001 and 2000, respectively	1	—
Common stock, $.001 par value per share, 40,000,000 shares authorized; 12,717,093 and 7,365,849 shares issued and outstanding at September 30, 2001 and 2000, respectively	13	7
Additional paid-in capital	99,850	88,951
Restricted stock	(112)	(239)
Accumulated deficit	(106,772)	(83,907)

Total stockholders’ equity (deficit)	(7,020)	4,812

	$8,618	$7,348

The accompanying notes are an integral part of these consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
( In thousands, except per share data)

	Fiscal Year Ended September 30,
	2001	2000	1999
Revenue:
Cell processing revenue	$44	$—	$—
Contract revenue	—	100	2,088

Total revenue	44	100	2,088

Costs and expenses:
Research and development	7,520	7,645	18,996
Purchase of in-process research and development	—	6,664	—
General and administrative	3,077	2,613	3,045

Total costs and expenses	10,597	16,922	22,041

Loss from operations	(10,553)	(16,822)	(19,953)
Gain on sale of division	—	9,751	—
Gain on settlement of accrued liability	767	—	—
Equity in loss of Incara Development	(12,650)	—	—
Investment income, net	223	406	355

Net loss	(22,213)	(6,665)	(19,598)
Preferred stock dividend and accretion	(652)	—	—

Net loss attributable to common stockholders	$(22,865)	$(6,665)	$(19,598)

Net loss per weighted share attributable to common stockholders:
Basic and diluted	$(2.78)	$(1.21)	$(2.98)

Weighted average common shares outstanding	8,233	5,522	6,583

The accompanying notes are an integral part of the consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

	Common Stock		Series B Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Restricted Stock	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at September 30, 1998	7,289,153	$7	—	$—	$78,399	$—	$(1,086)	$(57,644)	$19,676
Exercise of common stock options	21,851	—	—	—	53	—	—	—	53
Amortization of deferred compensation	—	—	—	—	—	—	827	—	827
Proceeds from offerings of Employee Stock Purchase Plan	67,851	—	—	—	134	—	—	—	134
Contribution of payables to capital by Interneuron	—	—	—	—	2,421	—	—	—	2,421
Cancellation of common stock returned by Interneuron	(4,229,381)	(4)	—	—	4	—	—	—	—
Common stock issued to unrelated parties in conjunction with Transcell Merger	867,583	1	—	—	(1)	—	—	—	—
Write-off of deferred compensation related to common stock options cancelled	—	—	—	—	(259)	—	259	—	—
Restricted common stock sold to employees and consultants	1,209,912	1	—	—	755	(755)	—	—	1
Stock-based compensation and amortization of Restricted Stock	—	—	—	—	266	11	—	—	277
Net loss for the fiscal year ended September 30, 1999	—	—	—	—	—	—	—	(19,598)	(19,598)

Balance at September 30, 1999	5,226,969	5	—	—	81,772	(744)	—	(77,242)	3,791
Exercise of common stock options	140,000	—	—	—	50	—	—	—	50
Proceeds from offerings of Employee Stock Purchase Plan	208,744	—	—	—	122	—	—	—	122
Common stock issued in conjunction with Transcell Merger	856,861	1	—	—	(1)	—	—	—	—
Common stock issued in conjunction with Aeolus and Cell Technologies mergers	1,220,041	1	—	—	6,663	—	—	—	6,664
Stock-based compensation and amortization of Restricted Stock	—	—	—	—	838	424	—	—	1,262
Restricted Stock forfeited	(146,666)	—	—	—	(81)	81	—	—	—
Common stock repurchased	(140,100)	—	—	—	(412)	—	—	—	(412)
Net loss for the fiscal year ended September 30, 2000	—	—	—	—	—	—	—	(6,665)	(6,665)

Balance at September 30, 2000	7,365,849	7	—	—	88,951	(239)	—	(83,907)	4,812
Sale of common stock and Series B preferred stock and warrants to Elan, net of issuance costs of $25	825,000	1	28,457	1	3,973	—	—	—	3,975
Sale of common stock pursuant to stock offering, net of issuance costs of $556	4,323,044	5	—	—	6,418	—	—	—	6,423
Series C preferred stock dividends and accretion	—	—	—	—	—	—	—	(652)	(652)
Exercise of common stock options	27,360	—	—	—	13	—	—	—	13
Proceeds from offerings of Employee Stock Purchase Plan	58,449	—	—	—	89	—	—	—	89
Stock-based compensation and amortization of Restricted Stock	—	—	—	—	83	117	—	—	200
Restricted Stock forfeited	(22,784)	—	—	—	(10)	10	—	—	—
Net shares of common stock issued for settlement of accrued liability	140,175	—	—	—	333	—	—	—	333
Net loss for the fiscal year ended September 30, 2001	—	—	—	—	—	—	—	(22,213)	(22,213)

Balance at September 30, 2001, as restated	12,717,093	$13	28,457	$1	$99,850	$(112)	$—	$(106,772)	$(7,020)

The accompanying notes are an integral part of the consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended September 30,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(22,213)	$(6,665)	$(19,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	260	771
Noncash compensation	200	1,262	1,105
Purchase of in-process research and development	—	6,664	—
Gain on sale of division	—	(9,751)	—
Equity in loss of Incara Development	12,984	—	—
Loss on disposal of property and equipment	—	36	—
Gain on settlement of accrued liability	(767)	—	—
Change in assets and liabilities:
Accounts receivable from Incara Development	(1,147)	—	—
Other accounts receivable	(54)	85	814
Prepaids and other assets	(246)	(170)	(117)
Accounts payable and accrued expenses	839	(653)	(1,356)

Net cash used in operating activities	(10,240)	(8,932)	(18,381)

Cash flows from investing activities:
Proceeds from sale of division	—	11,000	—
Proceeds from sales and maturities of marketable securities	4,678	6,468	11,406
Purchases of marketable securities	—	(8,593)	(1,044)
Purchases of property and equipment	(1,312)	(114)	(278)

Net cash provided by investing activities	3,366	8,761	10,084

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	9,070	172	187
Proceeds from issuance of Series B preferred stock and warrants	1,430	—	—
Proceeds from capital leases	—	38	—
Repurchase of Incara Pharmaceuticals common stock	—	(412)	—
Proceeds from notes payable	—	2	2
Principal payments on notes payable	(27)	(58)	(194)
Principal payments on capital lease obligations	(23)	(101)	(494)
Advances from Interneuron, net	—	—	556

Net cash provided by (used by) financing activities	10,450	(359)	57

Net increase (decrease) in cash and cash equivalents	3,576	(530)	(8,240)
Cash and cash equivalents at beginning of period	1,877	2,407	10,647

Cash and cash equivalents at end of period	$5,453	$1,877	$2,407

Supplemental disclosure of cash flow information:
Cash payments of interest	$15	$37	$251
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in settlement of accrued liability	$416	$—	$—
Retirement of common stock in connection with settlement of accrued liability	$83	$—	$—
Series C preferred stock issued for investment in Incara Development	$12,015	$—	$—
Series C preferred stock dividend accreted	$652	$—	$—
Restricted Stock forfeited	$10	$81	$—
Contribution of payables to capital by Interneuron	$—	$—	$2,421
Property and equipment acquired through financing arrangements	$—	$38	$—

The accompanying notes are an integral part of the consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    NATURE OF THE BUSINESS

The Company is developing therapies focused on tissue protection, repair and regeneration. In particular, the Company is focused on developing adult liver stem cell therapy for the treatment of liver failure. The Company is also conducting research and development of a series of catalytic antioxidant molecules and, in collaboration with Elan Corporation, plc, an Irish company, and its subsidiaries (“Elan”), is conducting a Phase 2/3 clinical trial of an ultra-low molecular weight heparin for the treatment of ulcerative colitis.

The “Company” refers collectively to Incara Pharmaceuticals Corporation, a Delaware corporation (“Incara Pharmaceuticals”), its two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and Incara Cell Technologies, Inc., a Delaware corporation (“Cell Technologies”), formerly Renaissance Cell Technologies, Inc., as well as its equity investee, Incara Development, Ltd., a Bermuda corporation (“Incara Development”). As of September 30, 2001, Incara Pharmaceuticals owned 80.1% of Incara Development and 35.0% of CPEC LLC (“CPEC”).

Until July 15, 1999, Incara Pharmaceuticals was a majority-owned subsidiary of Interneuron Pharmaceuticals, Inc. (“Interneuron”). On July 15, 1999, Incara Pharmaceuticals restructured its corporate relationship with Interneuron to reduce Interneuron's majority ownership of Incara Pharmaceuticals in exchange for an increased ownership by Interneuron of CPEC (the “Restructuring”). Prior to the Restructuring, CPEC was a subsidiary owned 80.1% by Incara Pharmaceuticals and 19.9% by Interneuron. As a preliminary step in the Restructuring, Incara Pharmaceuticals acquired Interneuron’s 19.9% interest in CPEC. Incara Pharmaceuticals redeemed 4,229,381 of the 4,511,084 shares of Incara Pharmaceuticals common stock owned by Interneuron, in exchange for a 65.0% ownership of CPEC and cancellation of liabilities owed to Interneuron by Incara Pharmaceuticals and CPEC that totaled $2,421,000. This cancellation was treated as a contribution to capital by Interneuron to Incara Pharmaceuticals.

Until July 1999, the Company’s most advanced product was bucindolol HCl, a beta-blocker that was being evaluated in a Phase 3 clinical trial conducted by the National Institutes of Health and the U.S. Department of Veterans Affairs for use in treating congestive heart failure patients. The agencies terminated the study in July 1999, prior to its scheduled termination date, because an interim data analysis indicated there was no significant survival advantage of treatment with bucindolol for the patient population as a whole. In August 1999, the Company agreed to end the collaboration with BASF Pharma/Knoll AG (“Knoll”) for bucindolol for countries outside the United States and Japan (the “Knoll Territory”), and terminated the European trial of bucindolol. On December 20, 2000, Incara Pharmaceuticals entered into a Settlement Agreement and Release with Knoll AG to resolve a dispute regarding a payable owed by Incara Pharmaceuticals to Knoll for the discontinued program. As of the settlement date, the accrued liability, net of related receivables, was $1,250,000. Incara Pharmaceuticals paid Knoll $70,000 and issued to Knoll 175,000 shares of common stock (with a fair value of approximately $416,000) in exchange for a full release of all amounts owed to Knoll. This settlement eliminated the accrued liability owed to Knoll and reduced the Company's net loss by $767,000 in fiscal 2001.

B.    LIQUIDITY

The Company had an accumulated deficit of $106,772,000 at September 30, 2001, incurred a net loss of $22,213,000 for the year then ended, and expects to incur additional losses in fiscal 2002 and for several more years.

The development of OP2000 depends on the Company’s collaboration with Elan Corporation, plc, which is outside of its control. As described in Note L to these financial statements, the collaboration involves various arrangements that involve additional funding of this program. Should the interim results not be as expected, such funding may not be forthcoming. If that occurred, the Company could reduce its expenditures for this program significantly.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The continued funding of the Company’s operations is affected by its ability to sell additional equity in the form of common or preferred stock. The Company’s common stock is not actively traded and the price of its common stock has fluctuated from $0.50 to $11.00 during the last two years. Further, the Company must meet certain minimum capital requirements set by the Nasdaq National Market. If the Company fails to meet such listing requirements, its common stock may be delisted and become more illiquid.

The ability of the Company to continue all of its current programs is largely dependent on its ability to obtain additional debt or equity financing, generate additional revenues primarily through collaborations, and control overall expenses. Management has raised an aggregate of approximately $10,000,000 during the past year and believes that it has the ability to continue to raise funds. Management plans to fund fiscal 2002 operations through the raising of capital and establishing collaborations.

Although management continues to pursue these plans, there is no assurance that the Company will be successful in raising capital or establishing the collaboration agreements on terms acceptable to the Company. If management is not successful raising sufficient cash for anticipated fiscal 2002 operations, then management intends to modify its spending, primarily in the research and development and general and administrative areas.

C.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:    The consolidated financial statements include the accounts of Incara Pharmaceuticals and its wholly owned subsidiaries. The Company uses the equity method to account for its 35.0% ownership interest in CPEC. CPEC is an inactive company that had $78,000 of net income during fiscal 2001 and $277,000 of net assets at September 30, 2001. Incara Pharmaceuticals netted its 35% share of CPEC’s net income against general and administrative expenses and included its 35% share of CPEC’s net assets in other current assets. While Incara Pharmaceuticals owns 80.1% of the outstanding stock of Incara Development and Elan owns 19.9%, Elan has retained significant minority investor rights, including 50% control of the management committee which oversees the research program, that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

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

Marketable Securities:    The Company considers its investment portfolio available-for-sale. Debt and equity securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of related income taxes. Premiums are amortized and discounts accreted using the interest method over the remaining terms of the related securities. Gains and losses on the sale of securities are determined using the specific

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

identification method. The amortized cost of marketable securities approximates their market value, yielding no unrealized holding gains or losses at September 30, 2001 and 2000. The Company owned $4,678,000 of bank certificates of deposit due within one year at September 30, 2000.

Accounts Receivable:    The accounts receivable from Incara Development balance at September 30, 2001 was comprised of amounts due for management services and expenses incurred by Incara Pharmaceuticals for Incara Development. The accounts receivable balance at September 30, 2000 was primarily comprised of amounts due from Interneuron for a portion of the amount payable by the Company to Knoll for bucindolol-related liabilities.

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

Revenue Recognition:    In September 2001, the Company adopted Staff Accounting Bulletin No. 101, as amended, “Revenue Recognition in Financial Statements” (“SAB 101”) issued by the Securities and Exchange Commission (“SEC”). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company has adopted the milestone payment method to account for milestone payments received pursuant to development agreements. The adoption of SAB 101 did not have any impact on the Company’s financial position or results of operations. The Company has adopted the milestone payment method to account for milestone payments received pursuant to development agreements, and accordingly, recognizes non-refundable upfront license fees and certain other related fees over the development period. Cell processing revenue is derived from fees earned for processing liver cells that are used for research purposes by other pharmaceutical companies, and is recognized upon completion of the processing and delivery requirements, including acceptance by the pharmaceutical companies. Contract revenue was recognized over the period in which the services were performed and the fees were earned. Contract revenue resulted from a collaboration that was sold with the IRL division in December 1999.

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

Net Loss Per Common Share:    The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. At September 30, 2001 diluted weighted average common shares excluded incremental shares of approximately 5,986,000 related to stock options, unvested shares of restricted common stock, convertible preferred stock and warrants to purchase common and preferred stock. These shares are excluded due to their antidilutive effect as a result of the Company’s loss from operations.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation:    The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as amended by the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). APB No. 25 and FIN 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Segment Reporting:    The Company currently operates in only one segment.

Recent Accounting Pronouncements:    In October 2000, the Company adopted SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company does not currently use nor does it intend to use derivative instruments, and, therefore, the adoption of SFAS 133 did not have any impact on the Company’s financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB Opinion No. 16, “Business Combinations” and is applicable for all business combinations initiated after June 30, 2001. The most significant provisions of SFAS 141 require (a) the application of the purchase method of accounting for all business combinations; (b) the establishment of specific criteria for the recognition of intangible assets separately from goodwill; and (c) unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 supersedes APB No. 17, “Intangible Assets” and will be effective for the Company’s first quarter ending December 31, 2001. The most significant provisions of SFAS 142 provide (a) goodwill and indefinite lived intangible assets will no longer be amortized; (b) goodwill and intangible assets deemed to have an indefinite life will be tested at least annually for impairment; and (c) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company believes that the effects of adopting SFAS 142 will not have a material effect on the Company’s financial position or results of operations as the Company currently has no goodwill and no intangible assets.

D.    RESTATEMENT

The Company has restated its 2001 financial statements to reclassify the Series C redeemable convertible exchangeable non-voting preferred stock (“Series C Stock”) from stockholders’ equity to the mezzanine section of the balance sheet because the exchange feature allows the Series C Stock to be redeemed for certain assets. This restatement did not affect net loss or cash flows for the year ended September 30, 2001, nor did it affect total assets.

	As originally reported	As restated
	(in thousands)
Series C redeemable convertible exchangeable preferred stock	$—	$12,667
Stockholders’ equity (deficit)	$5,647	$(7,020)

E.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2001 and 2000 (in thousands):

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2001	2000
Office equipment	$441	$428
Laboratory equipment	1,079	341
Leasehold improvements	561	58

	2,081	827
Less: accumulated depreciation and amortization	(740)	(634)

	$1,341	$193

The above amounts included equipment under capital lease obligations with a cost of $92,000 and $268,000 at September 30, 2001 and 2000, respectively, and a net book value of $33,000 and $57,000 at September 30, 2001 and 2000, respectively. Depreciation and amortization expense was $164,000, $260,000 and $771,000 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

F.    ACCRUED EXPENSES

At September 30, 2001 and 2000, accrued expenses consisted of the following (in thousands):

	2001	2000
Payroll-related liabilities	$474	$446
Bucindolol development costs	—	1,350
Other	49	11

	$523	$1,807

G.    COMMITMENTS

The Company leases office and laboratory space under a non-cancelable operating lease that expires in June 2006. Rent expense under non-cancelable operating leases was $292,000, $423,000 and $1,147,000 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The Company also leases equipment under capital leases.

At September 30, 2001, the Company’s non-cancelable future minimum payments under lease arrangements were as follows (in thousands):

	Operating Leases	Capital Leases
2002	$357	$28
2003	368	18
2004	379	—
2005	391	—
2006	300	—

Total minimum lease payments	$1,795	46

Less: amount representing interest		(4)

Present value of future minimum lease payments		$42

        The Company remains contingently liable through May 2007 on debt and lease obligations of approximately $6,763,000 assumed by the purchaser of Incara Research Laboratories, a division of the Company referred to as IRL, including the IRL facility lease in Cranbury, New Jersey (See Note M).

H.    NOTES PAYABLE

The Company had a $27,000 note payable to the North Carolina Biotechnology Center at September 30, 2000. Principal and accrued interest at 8.75% was due and paid in December 2000. The Company had no notes payable outstanding at September 30, 2001.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.    REDEEMABLE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

In January 2001, Incara Pharmaceuticals issued to Elan 12,015 shares of Series C redeemable convertible exchangeable non-voting preferred stock, which shares were outstanding at September 30, 2001 (see Note L). The Series C Stock has liquidation preferences in advance of common stock and Series B non-voting convertible preferred stock (“Series B Stock”), which is on par with common stock upon a liquidation.

The Series C Stock bears a mandatory stock dividend of 7%, compounded annually. The Series C Stock is exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by Incara Pharmaceuticals which, if exchanged, would give Elan ownership of 50% of the initial amount of combined common and preferred stock of Incara Development. Because the exchange feature allows the Series C Stock to be redeemed for certain assets, the Series C Stock is presented outside of stockholders’ equity (deficit). After December 20, 2002, the Series C Stock is convertible by Elan into shares of Series B Stock at the rate of $64.90 per share. If the Series C Stock is outstanding as of December 21, 2006, Incara Pharmaceuticals will exchange the Series C Stock and accrued dividends, at its option, for either cash or shares of stock and warrants of Incara Pharmaceuticals having a then fair market value of the amount due.

J.    STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock:    The Certificate of Incorporation of Incara Pharmaceuticals authorizes the issuance of up to 3,000,000 shares of Preferred Stock, at a par value of $.01 per share. The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company. No shares of Preferred Stock were outstanding at September 30, 2000 and 1999. In January 2001, Incara Pharmaceuticals issued to Elan 28,457 shares of Series B non-voting convertible preferred stock and 12,015 shares of Series C convertible exchangeable non-voting preferred stock, which shares were outstanding at September 30, 2001 (see Note I). Series C Stock has liquidation preferences in advance of common stock and Series B Stock, which is on par with common stock upon a liquidation.

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

In January 2001, Incara Pharmaceuticals issued to Elan 825,000 shares of common stock (see Note L).

On December 20, 2000, Incara Pharmaceuticals entered into a Settlement Agreement and Release with Knoll to resolve a dispute regarding a payable owed by Incara Pharmaceuticals to Knoll for the discontinued program. As of the settlement date, the accrued liability, net of related receivables, was $1,250,000. Incara Pharmaceuticals paid Knoll $70,000 and issued to Knoll 175,000 shares of common stock (with a fair value of approximately $416,000) in exchange for a full release of all amounts owed to Knoll. In conjunction with the settlement, Interneuron returned 34,825 shares of Incara Pharmaceuticals common stock to the Company as partial payment of a related receivable owed to Incara Pharmaceuticals by Interneuron. This settlement eliminated the accrued liability owed to Knoll and reduced the Company’s net loss by $767,000 in fiscal 2001.

In August 2000, the Company entered into a definitive agreement with Torneaux Fund Ltd. (“Torneaux”), an institutional investor, for an equity financing facility covering the purchase of Incara Pharmaceuticals’ common stock over 15 months. Under this facility, the Company controls the amount and timing of stock sold to Torneaux, with the amount of the investment being dependent, in part, on Incara Pharmaceuticals’ stock price. The agreement includes the issuance of warrants to purchase an amount of common stock equal to 15% of the common stock shares purchased by Torneaux and is subject to a number of conditions. Incara Pharmaceuticals’ stockholders approved this financing transaction in October 2000. As of September 30, 2001, Incara Pharmaceuticals had not sold any shares or issued any warrants to Torneaux and, therefore, Torneaux has the right to receive, at its option, either $60,000 or a warrant to purchase 60,000 shares of common stock.

        In January and February 2000, Incara Pharmaceuticals repurchased 104,100 shares of its common stock at a cost of $331,000 through purchases on the stock market. In July 2000, Incara Pharmaceuticals purchased from each of Lola M. Reid, Ph.D. and James D. Crapo, M.D., both of whom are consultants to Incara Pharmaceuticals, 18,000 shares of Incara Pharmaceuticals’ common stock at a per share price of $2.25, the closing price as listed on Nasdaq on July 26, 2000. The shares repurchased had been issued to Drs. Reid and Crapo in the acquisitions of Cell Technologies and Aeolus on March 31, 2000 (see Note M ).

In May 1998, Incara Pharmaceuticals issued 494,823 shares of common stock as the first installment of a merger (the “Transcell Merger”) with Transcell Technologies, Inc. (“Transcell”). Interneuron was the majority stockholder of Transcell. In lieu of the second installment payment due to Interneuron, Interneuron retained 281,703 shares of Incara Pharmaceuticals common stock as part of the Restructuring. In August 1999, Incara Pharmaceuticals issued 867,583 shares of Incara Pharmaceuticals common stock, valued at approximately $1.38 per share, to the other former Transcell stockholders as payment for their second installment of the Transcell Merger in the principal amount of $1,202,000. Incara Pharmaceuticals issued the third and final installment of the purchase price of 856,861 shares of Incara Pharmaceuticals common stock, valued at approximately $3.36 per share, to the former stockholders of Transcell in February 2000. The issuance of these additional shares did not impact the Company’s operating results, because the value of these shares was included in the determination of the purchase price of Transcell in fiscal 1998.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock:    As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company’s management, employees and key consultants, the Company’s Board of Directors adopted the 1999 Equity Incentive Plan (the “1999 Plan”) in September 1999. The 1999 Plan provides for the grant of restricted stock (“Restricted Stock”) awards which entitle employees and consultants to receive up to an aggregate of 1,400,000 shares of common stock upon satisfaction of specified vesting periods. During September 1999, an aggregate of 1,209,912 shares of Restricted Stock were granted to employees and key consultants of the Company (the “Participants”) in consideration of services rendered by the Participants to the Company, the cancellation of options for an equal number of shares of common stock and payment of the par value of the shares. A total of 270,707 shares of Restricted Stock were unvested at September 30, 2001. These remaining shares of Restricted Stock vest in equal quarterly installments through October 1, 2002.

The Company has incurred and will continue to incur compensation expense through the vesting period of the Restricted Stock. The value of the Restricted Stock awards of 1,209,912 shares at the date of the grant totaled $755,000, based on the trading price of the Company’s common stock of $0.625 per share. The value of the Restricted Stock is amortized on a straight-line basis over the vesting period. The Company recognized $117,000, $424,000 and $11,000 of expenses related to these awards during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

Employee Stock Purchase Plan:    In October 1995, Incara Pharmaceuticals adopted the Employee Stock Purchase Plan (the “ESPP”). In April 2000, the stockholders approved an amendment to increase the common stock reserved for issuance under the ESPP to 400,000 shares. Offerings are for one-year periods beginning on October 1 of each year (an “Offering”) and are divided into two six-month Purchase Periods (the “Purchase Periods”). Employees may contribute up to ten percent (10%) of gross wages, with certain limitations, via payroll deduction, to the ESPP. Common stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the closing price of Incara Pharmaceuticals’ common stock on the first day of an Offering or the last day of the related Purchase Period. As of September 30, 2001, Incara Pharmaceuticals had sold 377,521 shares of common stock pursuant to the ESPP and 22,479 shares were reserved for future issuances.

Stock Option Plan:    Under Incara Pharmaceuticals’ 1994 Stock Option Plan (the “1994 Plan”), incentive stock options (“ISOs”) or non-qualified stock options to purchase 3,500,000 shares of Incara Pharmaceuticals’ common stock may be granted to employees, directors and consultants of the Company. The exercise price of the ISOs granted under the 1994 Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest over three to four years following the date of the grant.

Stock option activity under the 1994 Plan was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 1998	2,270,132	$5.47
Granted	95,500	$5.66
Exercised	(21,851)	$2.45
Cancelled	(1,359,220)	$7.53

Outstanding at September 30, 1999	984,561	$2.70
Granted	781,540	$3.93
Exercised	(140,000)	$0.36
Cancelled	(288,941)	$5.57

Outstanding at September 30, 2000	1,337,160	$3.05
Granted	1,004,516	$2.62
Exercised	(27,360)	$0.48
Cancelled	(61,168)	$3.31

Outstanding at September 30, 2001	2,253,148	$2.88

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The details of stock options outstanding at September 30, 2001 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2001	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2001	Weighted Average Exercise Price
$ 0.04	17,029	$ 0.04	5.1 years	17,029	$ 0.04
$ 0.36	267,048	$ 0.36	3.4 years	267,048	$ 0.36
$0.60 - $ 1.00	239,309	$ 0.88	4.1 years	237,642	$ 0.88
$1.45 - $ 1.75	253,855	$ 1.59	9.5 years	169,105	$ 1.61
$1.87 - $ 2.00	228,516	$ 1.95	9.3 years	103,932	$ 1.95
$2.25 - $ 2.69	100,000	$ 2.54	8.8 years	17,500	$ 2.67
$ 3.19	593,026	$ 3.19	9.0 years	186,318	$ 3.19
$5.09 - $ 5.13	487,989	$ 5.12	8.5 years	457,374	$ 5.12
$7.12 - $20.50	66,376	$10.38	6.1 years	65,376	$10.43

	2,253,148	$ 2.88	7.7 years	1,521,324	$ 2.92

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

The Company’s pro forma information utilizing the Black-Scholes option valuation model for the fiscal years ended September 30, 2001, 2000 and 1999 is as follows:

	2001	2000	1999
Net loss attributable to common stockholders (in thousands):
As reported	$22,865	$6,665	$19,598
Pro forma	$24,215	$6,965	$20,889
Basic and diluted net loss per weighted share attributable to common stockholders:
As reported	$2.78	$1.21	$2.98
Pro forma	$2.94	$1.26	$3.17

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

	2001	2000	1999
Dividend yield	0%	0%	0%
Expected volatility	131%	133%	85%
Risk-free interest rate	5.1% - 5.7%	6.0% - 6.3%	4.8% - 5.3%
Expected option life after shares are vested	2 years	2 years	3 years

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

Warrants:    As of September 30, 2001, warrants to purchase 1,104,216 shares of common stock and 22,191 shares of Series B Stock were outstanding. The warrants for the Series B Stock are exercisable at $72.12 per share and expire in December 2005. The details of the warrants for common stock outstanding at September 30, 2001 were as follows:

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Number of Shares	Exercise Price	Expiration Date
17,783	$13.49	May 2003
1,067,828	$ 2.025	August 2006
18,605	$ 1.6125	August 2006

1,104,216

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

K.    INCOME TAXES

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

Significant components of the Company’s deferred tax assets at September 30, 2001 and 2000 consisted of the following (in thousands):

	2001	2000
Net operating loss carryforwards	$24,002	$20,448
AMT credit carryforwards	37	37
Research and development credit carryforwards	1,740	1,195
Accrued payroll related liabilities	1,159	1,204
Charitable contribution carryforwards	874	637
Other	653	495

Total deferred tax assets	28,465	24,016
Valuation allowance for deferred assets	(28,465)	(24,016)

Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carryforwards.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

	2001	2000	1999
United States Federal statutory rate	$(7,552)	$(2,266)	$(6,663)
State taxes (net of federal benefit)	(356)	1	(273)
Change in valuation reserves	4,449	226	4,909
Gain on sale of subsidiary	—	—	2,371
Pipeline research and development	—	2,273	—
Equity in loss of investee	4,187	—	—
Other	(728)	(234)	(344)

Provision for income taxes	$—	$—	$—

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.    ELAN CORPORATION TRANSACTIONS

On January 22, 2001, Incara Pharmaceuticals closed on a collaborative transaction with Elan. As part of the transaction, Elan and Incara Pharmaceuticals formed a Bermuda corporation, Incara Development, Ltd., to develop a compound being investigated as a drug treatment for inflammatory bowel disease (“OP2000”). Incara Pharmaceuticals owns all of the common stock and 60.2% of the non-voting preferred shares of Incara Development and Elan owns 39.8% of the non-voting preferred shares of Incara Development. Of the outstanding combined common and non-voting preferred shares of Incara Development, Incara Pharmaceuticals owns 80.1% and Elan owns 19.9%. As part of the transaction, Elan and Incara Pharmaceuticals entered into license agreements under which Incara Pharmaceuticals licensed to Incara Development rights to the OP2000 compound and Elan licensed to Incara Development proprietary drug delivery technology.

As part of the transaction, Elan also purchased 825,000 shares of Incara Pharmaceuticals’ common stock, 28,457 shares of Incara Pharmaceuticals Series B non-voting convertible preferred stock and a five-year warrant to purchase 22,191 shares of Series B Stock at an exercise price of $72.12 per share for an aggregate purchase price of $4,000,000. Each share of Series B Stock is convertible into ten shares of common stock.

Elan also purchased 12,015 shares of Incara Pharmaceuticals Series C Stock with a face value of $1,000 per share, or a total of $12,015,000. Incara Pharmaceuticals contributed to Incara Development the proceeds from the issuance of the Series C Stock to Elan in exchange for securities of Incara Development. Elan also contributed $2,985,000 to Incara Development for its shares of preferred stock of Incara Development. In addition, Elan granted Incara Development a license to Elan’s proprietary drug delivery technology for a license fee of $15,000,000.

The Series C Stock bears a mandatory stock dividend of 7%, compounded annually. The Series C Stock is exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by Incara Pharmaceuticals which, if exchanged, would give Elan ownership of 50% of the initial amount of combined common and preferred stock of Incara Development. Because the exchange feature allows the Series C Stock to be redeemed for certain assets, the Series C Stock is presented outside of stockholders’ equity (deficit) and is reported at its current redemption value. Future adjustments to the Series C Stock carrying value may be necessary to adjust the carrying value to the current fair value of the assets required to be delivered under the exchange provision, reduced by any amounts owed to Incara Pharmaceuticals by Elan upon an exchange under the terms of the Series C Stock. These terms require Elan to reimburse the Company for the portion of Incara Development’s cumulative losses that Incara Pharmaceuticals funded in excess of its then remaining 50% ownership. After December 20, 2002, the Series C Stock is convertible by Elan into shares of Incara Pharmaceuticals’ Series B Stock at the rate of $64.90 per share. If the Series C Stock is outstanding as of December 21, 2006, Incara Pharmaceuticals will exchange the Series C Stock and accrued dividends, at its option, for either cash or shares of stock and warrants of Incara Pharmaceuticals having a then fair market value of the amount due.

Upon the completion of enrollment of a Phase 2/3 clinical trial for OP2000, Elan will purchase $1,000,000 of Incara Pharmaceuticals’ Series B Stock at a per share price that will be ten times the greater of (1) the average per share price of Incara Pharmaceuticals common stock for the day prior to the purchase, or (2) a 25% premium to the average daily price per share of Incara Pharmaceuticals common stock for the 60 trading day period immediately prior to the purchase. In addition, as part of the $1,000,000 payment, Incara Pharmaceuticals will issue to Elan a five-year warrant for 20% of the shares of Series B Stock purchased by Elan. The exercise price of the Series B Stock under this warrant will be equal to twice the per share purchase price of the Series B Stock purchased on the same date. However, if the purchase price of the Series B Stock is less than $8.00 per share, the purchase of this stock will be limited to 150,000 shares of Series B Stock and will be at Elan’s option.

Elan and Incara Pharmaceuticals intend to fund Incara Development pro rata, based on their respective percentage ownership of the combined outstanding common and preferred stock of Incara Development. Subject to mutual agreement, Elan will lend Incara Pharmaceuticals up to $4,806,000 to fund Incara Pharmaceuticals’ pro rata share of development funding for Incara Development. In return, Incara Pharmaceuticals issued a convertible promissory note that bears interest at 10% compounded semi-annually on the amount outstanding thereunder. After December 20, 2002, the note is convertible at the option of Elan into shares of Series B Stock at $43.27 per share. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. Incara Pharmaceuticals has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due. As of September 30, 2001, Incara Pharmaceuticals had not borrowed any funds pursuant to this note.

For financial reporting purposes, the value recorded as Incara Pharmaceuticals’ investment in Incara Development is the same as the fair value of the Series C Stock issued, which was $12,015,000. The technology obtained by Incara Development from Elan was expensed at inception because the feasibility of using the contributed technology in conjunction with OP2000 had not been established and Incara Development had no alternative future use for the contributed technology. Incara Pharmaceuticals immediately expensed as “Equity in loss of Incara Development” its investment in Incara Development, reflective of Incara Pharmaceuticals’ pro rata interest in Incara Development. During the second quarter of fiscal 2001, the Company initially

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded the value of the Series C Stock as $5,496,000. Pursuant to an independent valuation of the Series C Stock completed subsequent to the end of the fiscal year, the Company revised the value of the Series C Stock to $12,015,000 and increased the related charge to “Equity in loss of Incara Development”. From the date of issue up to December 21, 2006, Incara Pharmaceuticals will accrete the Series C Stock for the 7% dividend from its recorded value up to its redemption value. Upon a liquidation of the Company, holders of Series C Stock will be entitled to liquidation payments equal to the face value per share at issuance plus accrued dividends.

While Incara Pharmaceuticals owns 80.1% of the outstanding stock of Incara Development, Elan has retained significant minority investor rights, including 50% control of the management committee which oversees the OP2000 program, that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. The Company recognized 100% of the losses of Incara Development to the extent of its original investment, plus all subsequent losses of Incara Development to the extent that it has committed to provide further financial support to fund those losses. Further, because Elan can exchange its investment in Incara Pharmaceuticals’ Series C Stock for Incara Pharmaceuticals’ 30.1% preferred interest in Incara Development, Incara Pharmaceuticals will only recognize 50% of any accumulated net earnings of Incara Development. During the fiscal year ended September 30, 2001, Incara Pharmaceuticals’ equity in loss of Incara Development was $12,650,000, including $12,015,000 for Incara Pharmaceuticals’ interest in the immediate write-off at inception of the contributed technology by Elan to Incara Development. Incara Development is a development stage company with no revenue. Excluding the initial license fee for the contributed technology by Elan, Incara Development had operating expenses of approximately $1,235,000 for the fiscal year ended September 30, 2001, which included $1,147,000 for expenses and management services invoiced to Incara Development by Incara Pharmaceuticals. Separate financial statements for Incara Development are included elsewhere in the Form 10-K.

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

(in thousands)
Incara Development net loss	$16,235
Incara Pharmaceuticals portion (80.1%)	$13,004

Profit on services provided to Incara Development	(334)
Other	(20)

Equity in loss of Incara Development	$12,650

M.    ACQUISITIONS AND DISPOSITION

Incara Cell Technologies, Inc. and Aeolus Pharmaceuticals, Inc.

On March 31, 2000, Incara Pharmaceuticals purchased all of the minority interests of Cell Technologies and Aeolus. Prior to the acquisitions, Incara Pharmaceuticals owned 78.0% of Cell Technologies and 65.8% of Aeolus. Incara Pharmaceuticals issued 1,220,041 shares of its common stock in exchange for the subsidiaries’ minority ownership. The acquisitions have been accounted for using the purchase method of accounting. The total purchase price of $6,664,000 consisted of 1,220,041 shares of Incara Pharmaceuticals’ common stock with a fair value of $5.46 per share, based on the price of Incara Pharmaceuticals’ common stock at the date of acquisition. The total purchase price was allocated to purchased in-process research and development and immediately charged to operations because at the date of the acquisition the in-process research purchased was in preclinical stages, feasibility had not been established and it was deemed to have no alternative future use.

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

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Incara Research Laboratories

On December 29, 1999, the Company sold IRL, its anti-infectives drug discovery division, to a private pharmaceutical company for $11,000,000 in cash. The transaction involved the sale of assets associated with IRL, including rights under a research collaboration (the “Merck Collaboration”) with Merck & Co., Inc. (“Merck”) and the assumption of related liabilities by the purchaser. The Company recognized a gain of $9,751,000 on the sale of IRL. The Company remains contingently liable through May 2007 on debt and lease obligations of approximately $6,763,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

N.    AGREEMENTS

UNC License

Cell Technologies has a sponsored research agreement (the “UNC Agreement”) with the University of North Carolina at Chapel Hill (“UNC”) which covers research at UNC by scientists in the area of hepatic stem cells and which grants Cell Technologies a first option to obtain an exclusive license to inventions resulting from the agreement with UNC. Cell Technologies has agreed to reimburse UNC for certain costs incurred in connection with the research, of which $488,000 remained to be paid as of September 30, 2001. In August 1999, Cell Technologies obtained an exclusive worldwide license (the “UNC License”) from UNC to make, use and sell products using proprietary information and technology developed under the UNC Agreement. Cell Technologies paid license fees of $75,000 to UNC and will also pay milestones on certain development events and royalties on net sales. Cell Technologies is also obligated to pay patent filing, prosecution, maintenance and defense costs. Unless terminated earlier, the UNC License continues until the last underlying patent expires.

Albert Einstein College of Medicine Agreements

Cell Technologies has exclusive worldwide license rights from Albert Einstein College of Medicine (“AECM”) for patents resulting from research conducted on liver and precursor cells by Dr. Lola M. Reid, a consultant, and other scientists, while Dr. Reid was at AECM. Cell Technologies must pay royalties to AECM on net product sales during the term of the licenses and must pay minimum royalties beginning in 2004. Cell Technologies must also pay patent prosecution, maintenance and defense costs. Unless terminated earlier, the license continues until the last underlying patent expires. Cell Technologies has agreed to support certain of AECM’s costs incurred in liver cell research, of which $163,000 remained to be paid as of September 30, 2001. Cell Technologies has a first option to obtain an exclusive license to inventions resulting from this sponsored research.

Opocrin License

In July 1998, Incara Pharmaceuticals licensed OP2000 from Opocrin S.p.A., of Modena, Italy (“Opocrin”). The license rights were transferred to Incara Development in January 2001. Incara Development is investigating the use of OP2000 as a drug for the treatment of inflammatory bowl disease. The license is worldwide except for Japan and Korea. Incara Development is responsible for conducting clinical trials for OP2000 and Incara Pharmaceuticals or Incara Development is required to make additional milestone payments to Opocrin upon initiation of Phase 3 clinical trials, upon filing for regulatory approval, upon obtaining regulatory approval and upon achieving specified annual sales.

Duke Licenses

Aeolus has obtained exclusive worldwide licenses (the “Duke Licenses”) from Duke University (“Duke”) to develop, make, have made, use and sell products using certain technology in the field of free radical and antioxidant research, developed by certain scientists at Duke. Future discoveries in the field of antioxidant research from these scientists’ laboratories at Duke are also covered by the Duke Licenses. The Duke Licenses require Aeolus to use its best efforts to pursue development of products using the licensed technology and compounds. These efforts are to include the manufacture or production of products for testing, development and sale. Aeolus is also obligated to use its best efforts to have the licensed technology cleared for marketing in the United States by the U.S. Food and Drug Administration and in other countries in which Aeolus intends to sell products using the licensed technology. Aeolus will pay royalties to Duke on net product sales during the terms of the Duke Licenses, and milestone payments upon certain regulatory approvals and annual sales levels. In addition, Aeolus is obligated under the Duke Licenses to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the Duke Licenses continue until the expiration of the last to expire issued patent on the licensed technology.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

National Jewish Medical and Research Center Agreements

Aeolus has an exclusive worldwide license (“NJC License”) from National Jewish Medical and Research Center (“NJC”) to develop, make, have made, use and sell products using certain technology developed by certain scientists at NJC. The NJC License requires Aeolus to use commercially reasonable efforts to diligently pursue the development and government approval of products using the licensed technology. Aeolus will pay royalties to NJC on net product sales during the term of the NJC License and a milestone payment upon regulatory approval. In addition, Aeolus is obligated under the NJC License to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the NJC License continues until the expiration of the last to expire issued patent on the licensed technology. Aeolus also has a sponsored research agreement with NJC that grants Aeolus an option to negotiate a royalty-bearing exclusive license for certain technology, patents and inventions resulting from research by certain individuals at NJC within the field of antioxidant, nitrosylating and related areas. Aeolus has agreed to support certain of NJC’s costs incurred in performance of the research, of which $75,000 remained to be paid as of September 30, 2001.

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

O.    QUARTERLY FINANCIAL DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)
Fiscal 2001
Total revenue	$—	$3	$15	$26	$44
Net loss	$(1,639)	$(14,444)	$(3,002)	$(3,128)	$(22,213)
Net loss attributable to common stockholders	$(1,639)	$(14,623)	$(3,237)	$(3,366)	$(22,865)
Net loss per weighted share attributable to common stockholders
Basic	$(0.24)	$(1.89)	$(0.40)	$(0.32)	$(2.78)
Diluted	$(0.24)	$(1.89)	$(0.40)	$(0.32)	$(2.78)

Fiscal 2000
Total revenue	$100	$—	$—	$—	$100
Net income (loss)	$6,923	$(8,460)	$(2,944)	$(2,184)	$(6,665)
Net income (loss) per common share
Basic	$1.72	$(1.80)	$(0.44)	$(0.33)	$(1.21)
Diluted	$1.39	$(1.80)	$(0.44)	$(0.33)	$(1.21)

In December 2001, the Company revised net loss information for the second and third quarters of fiscal 2001 due to a revision in the recorded value of the Series C Stock issued in January 2001 (see Note L). The above table reflects the net loss information as revised. For the second quarter of fiscal 2001, the Company initially reported a net loss of $7,925,000, net loss attributable to common stockholders of $8,139,000 and basic and diluted net loss per weighted share attributable to common stockholders of $1.05. For the third quarter of fiscal 2001, the Company initially reported net loss attributable to common stockholders of $3,295,000 and basic and diluted net loss per weighted share attributable to common stockholders of $0.41.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

P.    SUBSEQUENT EVENTS (unaudited)

In October 2001, the Company executed a Master Loan and Security Agreement (the “Note”) with Transamerica Technology Finance Corporation (“Transamerica”), which provides that the Company may borrow up to $700,000 from Transamerica prior to January 1, 2002 to finance equipment purchases. In October 2001, the Company borrowed $565,000 pursuant to the Note and pledged equipment with a cost of $686,000 as collateral on the Note. Incara Pharmaceuticals issued a seven-year warrant to Transamerica to purchase 17,588 shares of common stock at an exercise price of $1.99 per share in connection with the Note.

Also in October 2001, Incara Pharmaceuticals borrowed $857,000 from Elan under its note arrangement with Elan (see Note L).

As of August 6, 2002, the Company had current assets of approximately $1,500,000 and current liabilities of approximately $2,300,000. The Company believes it has sufficient resources to continue operating to mid-October 2002. In order to continue beyond that point, the Company must obtain additional debt or equity financing. If the Company is unable to obtain such financings, management will need to scale back, delay or discontinue one or more of its programs, or cease operations altogether.

Incara Development, Ltd.
(A Development Stage Company)

FINANCIAL STATEMENTS
For the Period from Inception (January 5, 2001)
through September 30, 2001
(expressed in U.S. dollars)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Incara Development, Ltd.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Incara Development, Ltd. (a development stage company) (the “Company”) as of September 30, 2001, and the results of its operations and its cash flows for the period from inception on January 5, 2001 through September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in note 1 to the financial statements, the Company has restated its September 30, 2001 financial statements.

As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net stockholders’ deficit. Management’s plans in regard to these matters are also described in note 2.

PRICEWATERHOUSECOOPERS
Chartered Accountants

Hamilton, Bermuda
December 20, 2001, except for Note 1 paragraph 4, Note 2 and Note 7, as to which the date is August 6, 2002

INCARA DEVELOPMENT, LTD.
(A Development Stage Company)

BALANCE SHEET
September 30, 2001

(expressed in U.S. dollars) $ (Restated)
ASSETS
Current assets
Cash and cash equivalents	—

Total current assets	—
Intangible assets	—

Total assets	—

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued liabilities	10,000
Due to related parties	1,225,388

Total current liabilities	1,235,388

Redeemable preferred stock, $1 par value; 6,000 shares authorized; 6,000 shares issued and outstanding at September 30, 2001	7,500,000
Stockholders’ Deficit
Common stock, $1 par value; 6,000 shares authorized; 6,000 shares issued and outstanding at September 30, 2001	6,000
Additional paid-in capital	7,494,000
Accumulated deficit	(16,235,388)

Total stockholders’ deficit	(8,735,388)

Total liabilities and stockholders’ deficit	—

The accompanying notes are an integral part of these financial statements.

INCARA DEVELOPMENT, LTD.
(A Development Stage Company)

STATEMENT OF OPERATIONS
For the Period from Inception (January 5, 2001) through September 30, 2001

(expressed in U.S. dollars) $ (Restated)
Operating expenses
Purchased in-process research and development	15,000,000
Research and development	1,210,447
General and administrative	24,941

Total operating expenses	16,235,388

Net loss	(16,235,388)

The accompanying notes are an integral part of these financial statements.

INCARA DEVELOPMENT, LTD.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Period from Inception (January 5, 2001) through September 30, 2001

	Common stock		Additional paid-in capital $ (Restated)	Accumulated deficit $ (Restated)	Total $ (Restated)
	Shares	Amount $
	(expressed in U.S. dollars)
Contributed at Inception (January 5, 2001)	6,000	6,000	7,494,000	—	7,500,000
Net loss	—	—	—	(16,235,388)	(16,235,388)

Balance at September 30, 2001	6,000	6,000	7,494,000	(16,235,388)	(8,735,388)

The accompanying notes are an integral part of these financial statements.

INCARA DEVELOPMENT, LTD.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
For the Period from Inception (January 5, 2001) through September 30, 2001
(expressed in U.S. dollars) $ (Restated)
Cash flows from operating activities
Net loss	(16,235,388)
Adjustments to reconcile net loss to net cash used in operating activities
Purchased in-process research and development	15,000,000
Changes in operating assets and liabilities
Accrued liabilities	10,000
Due to related parties	1,225,388

Net cash used in operating activities	—

Cash flow from investing activity
Purchase of license agreements	(15,000,000)

Net cash used by investing activity	(15,000,000)

Cash flow from financing activity
Proceeds from sale of common stock	7,500,000
Proceeds from sale of preferred stock	7,500,000

Net cash provided by financing activity	15,000,000

Cash and cash equivalents—Beginning of period	—

Cash and cash equivalents—End of period	—

The accompanying notes are an integral part of these financial statements.

INCARA DEVELOPMENT, LTD.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2001
(expressed in U.S. dollars)

1.    Organization and basis of presentation

Incara Development, Ltd. (the “Company or IDL”) was incorporated on January 5, 2001 in Bermuda. The Company is owned jointly by Incara Pharmaceuticals Corporation (“Incara”), and Elan International Services, Ltd. (“EIS”), a wholly owned subsidiary of Elan Corporation, plc (“Elan”). The primary objective of the Company is to carry on the business of the development, testing, registration, manufacturing, commercialization, and licensing of “Products” (as defined in the Subscription, Joint Development and Operating Agreement (“JDOA”) dated January 19, 2001 between IDL, EIS, Incara and others). The focus of the collaborative venture is to develop “Products” using the intellectual property of Elan and Incara pursuant to the JDOA.

Incara owns all of the common stock and 60.2% of the non-voting convertible preferred shares of IDL and Elan owns 39.8% of the non-voting convertible preferred shares of IDL. Of the outstanding combined common and non-voting preferred shares of the Company, Incara owns 80.1% and Elan owns 19.9%. As part of the transaction, Elan and Incara entered into license agreements under which Incara licensed to IDL rights to a compound being investigated as a drug treatment for inflammatory bowel disease (“OP2000”) and Elan licensed to IDL proprietary drug delivery technology. EIS and Incara may provide to the Company, by way of contributed surplus or a loan, as agreed by both parties, up to an aggregate maximum amount of $6,000,000 in development funding, and any additional funding to develop the Company’s “Products” pursuant to the JDOA. This funding is to be provided by EIS and Incara on a pro-rata basis, based on their fully diluted equity interests in the Company at the time of each funding.

Elan purchased 12,015 shares of Incara Series C convertible exchangeable non-voting preferred stock with a face value of $1,000 per share, or a total of $12,015,000. Incara contributed to IDL the proceeds from the issuance of the Series C Stock to Elan in exchange for its securities of IDL. Elan also contributed $2,985,000 to IDL for its shares of preferred stock of IDL. In addition, Elan granted IDL a license to Elan’s proprietary drug delivery technology for a license fee of $15,000,000. The Incara Series C Stock is exchangeable at the option of Elan at any time for all of the preferred stock of IDL held by Incara which, if exchanged, would give Elan ownership of 50% of the initial amount of combined common and preferred stock of IDL.

The Company restated its financial statements to record the initial investment of its stockholders as described above based on the cash contributions made by the investors. Previously, the Company had recorded the contributions made based on the carry-over basis of the investors, rather than the cash contributed. The Company also restated to record preference stock as mezzanine equity to adopt EITF Topic D-98 “Classification and Measurement of Redeemable Securities”, which retrospectively requires preferred stock which have preference rights outside of the control of the issuer to be recorded as mezzanine equity. The impact of these restatements are shown below:

	As of and for the Period from Inception (January 5, 2001) to September 30, 2001
	Prior to restatement $	After restatement $
Net loss	(13,250,388)	(16,235,388)
Capital contributed	12,015,000	7,500,000
Redeemable preferred stock	0	7,500,000
Total stockholders deficit	1,235,388	8,735,388
Total liabilities and stockholders’ deficit	0	0

2.    Liquidity

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $16,235,388 at September 30, 2001, incurred a net loss of $16,235,388 for the year then ended, and expects to incur additional losses in fiscal 2002 and for several more years. The ability of the Company to continue all of its current programs is dependent on the Joint Venture partners meeting their obligations under the JDOA.

The research and development work is principally subcontracted to Incara. As of August 6, 2002, Incara had current assets of approximately $1,500,000 and current liabilities of approximately $2,300,000. Incara believes it has sufficient resources to continue operating to mid-October 2002. In order to continue beyond that point, Incara must obtain additional debt or equity financing. If Incara is unable to obtain such financings, management will need to scale back, delay or discontinue one or more of its programs, or cease operations altogether. The impact on the Company of the above such actions is uncertain.

3.    Significant accounting policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require that the financial statements be prepared on a going concern basis. The Company’s ability to continue as a going concern is entirely dependent upon the funds it receives from its shareholders in connection with the shareholders’ respective obligations to fund the Company’s operations (see notes 1 and 2).

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

4.    Comprehensive income

Comprehensive income (loss) approximates net loss for the period ended September 30, 2001.

5.    Research and development

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

6.    In-process research and development

During the period from inception to September 30, 2001, the Company entered into license arrangements with Elan and Incara to acquire rights to certain intellectual property (as described in note 1). The license acquired from Incara related to early stage technology that, in the opinion of management, had not reached technological feasibility. In addition, management concluded that the license from Elan was only to be used in conjunction with Incara’s OP2000 compound and had no alternative future uses. Therefore, all the license fees were deemed to be in-process research and development and were charged to expense for the period.

7.    Preferred Stock

In January 2001, the Company issued 6,000 shares of non-voting convertible preference stock (“Preferred Stock”) with a par value of $1.00 each. 3,612 shares of Preferred Stock were issued to Incara and 2,388 shares of Preferred Stock were issued to EIS. At any time after January 19, 2003, the holders of the Preferred Stock have the right to convert all, or a portion, of such Preferred Stock into shares of common stock on a one-to-one basis. Upon liquidation of the Company and certain other events such as a merger as described in the Company’s By-Laws, the holders of the Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to stockholders up to $1,250 per share before any distribution or payment is made to the holders of any other classes of stock.

Each Joint Venture partner contributed $1,250 per preferred share to IDL at inception. The Company recorded the full amount of $7,500,000 as mezzanine equity given the preference rights of the holders.

8.    Stockholders’ equity

In January 2001, the Company issued 6,000 shares of voting common stock to Incara with a par value of $1.00 each.

Incara contributed $1,250 per common share to IDL at inception. The Company recorded the issuance of the common stock at the $6,000 par value with $7,494,000 recorded as additional paid-in capital.

9.    Taxes

Under current Bermuda law the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, who certify that to their knowledge this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended September 30, 2001.

INCARA PHARMACEUTICALS CORPORATION

Date: August 13, 2002	By:	/s/ CLAYTON I. DUNCAN
Clayton I. Duncan President and Chief Executive Officer

Date: August 13, 2002	By:	/s/ RICHARD W. REICHOW
Richard W. Reichow Executive Vice President, Chief Financial Officer and Treasurer