Form 10-K
period 2002-09-30
INCARA PHARMACEUTICALS CORP
filed 2002-12-23
CIK 936538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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
Common Stock, $.001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        The aggregate market value of the voting common stock held by non-affiliates of the registrant based upon the closing price of the common stock on December 13, 2002, on the OTC Bulletin Board was approximately $876,000 as of such date. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons might be deemed to be affiliates. This determination of affiliate status might not be conclusive for other purposes.

As of December 13, 2002, the Registrant had outstanding 14,095,331 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated herein by reference into Part III.

INCARA PHARMACEUTICALS CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that relate to future events or our future financial performance. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “could,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of these terms or other comparable terminology. Our actual results might differ materially from any forward-looking statement due to various risks, uncertainties and contingencies, including:

•	the need for additional funds;

•	the early stage of the products we are developing;

•	uncertainties relating to clinical trials and regulatory reviews;

•	competition and dependence on collaborative partners;

•	our ability to obtain adequate patent protection and to enforce these rights;

•	our ability to avoid infringement of the patent rights of others; and

•	the other factors and risks described under the section captioned “Business – Risks Associated with Our Business”.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 1.  Business.

BUSINESS

General

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals, such as superoxide and peroxynitrite, cause damage in a broad group of diseases and conditions. Our initial target application will be the use of our catalytic antioxidants to limit the side effects from damage caused by free radicals occurring in cancer radiation therapy. We also have experimental data in animals to support the use of our compounds in the treatment of respiratory diseases and stroke. We believe our catalytic antioxidant program will provide opportunities for strategic collaboration with pharmaceutical industry partners and we are actively pursuing such collaborations.

During the fiscal year ended September 30, 2002, we were also developing adult liver stem cell therapy for the treatment of liver failure; however, this program was sold in October 2002. In addition, in September 2002, we ended our Phase 2/3 clinical trial and the development of an ultra-low molecular weight heparin for the treatment of ulcerative colitis, which was being developed in collaboration with Elan Corporation, plc, an Irish company, and its subsidiaries.

Our website address is www.incara.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC.

Catalytic Antioxidant Program

Antioxidants destroy oxygen-derived free radicals, a class of reactive molecules that directly damage healthy cells and are believed to play a significant role in many conditions involving tissue injury and inflammation. We are developing a class of small molecule, catalytic antioxidants that consume free radicals but are not themselves consumed in the reaction. We established our catalytic antioxidant program with the acquisition of a majority interest in Aeolus Pharmaceuticals, Inc. in July 1995. In March 2000, we acquired the remaining minority interest in Aeolus, which is now our wholly owned subsidiary. The scientific founders of Aeolus, James D. Crapo, M.D., and Irwin Fridovich, Ph.D., in collaboration with colleagues at Duke University, the National Jewish Medical and Research Center and Incara, are working to develop small molecules as therapeutics that act in the same manner as naturally occurring antioxidant enzymes.

Antioxidants and Disease

Oxygen plays a pivotal role in supporting life by enabling energy stored in food to be converted to energy that living organisms can use. The ability of oxygen to participate in key metabolic processes derives from its highly reactive nature. This reactivity is necessary for life, but also creates different forms of oxygen which can react harmfully with living organisms. In the body, a small amount of oxygen is converted to various free radicals, which can damage DNA, proteins and lipids. Antioxidant enzymes such as superoxide dismutase normally help to protect the body from harmful free radicals. If too many free radicals are produced for the body’s normal antioxidants to metabolize, the cumulative result is reduced cellular function and, ultimately, disease. Free radicals are thought to play a role in a large variety of conditions that result in cell damage, including damage to normal tissue from cancer radiation therapy, chronic obstructive pulmonary disease and stroke. Free radicals are also believed to play a role in rejection of organ and cell transplants.

We have synthesized a group of small molecules that have potent catalytic antioxidant activities, destroy free radicals and protect cells from damage initiated by free radicals in laboratory experiments. Catalytic antioxidants, unlike other antioxidants, function like enzymes and are not consumed by their reaction with free radicals; each catalytic antioxidant molecule can destroy many free radicals. In laboratory experiments some of these compounds have shown antioxidant activities greater than the natural antioxidant enzyme, superoxide dismutase, on a weight basis.

In preclinical animal models, our compounds have reduced radiation damage to normal tissue, shown benefit in models of asthma and chronic bronchitis and reduced brain damage from experimental stroke. The markets these catalytic antioxidants potentially address are large and we believe these compounds will provide strategic opportunities for collaboration with larger pharmaceutical companies.

Protection of Normal Tissue in Cancer Radiation Therapy

It has been recognized for many years that radiation therapy produces oxygen free radicals in the body that react with cellular components to kill cancer cells. These free radicals also harm normal healthy tissue, limiting the dose of radiation that can be given in cancer therapy and causing toxicities such as oral mucositis, xerostomia (dry mouth from damage to the salivary glands), and lung and brain damage. Incara’s catalytic antioxidants have been shown to limit the adverse effects of radiation on normal tissue of the brain, lung and lining of the mouth.

Radiation-Induced Mucositis.  Oral ulcerative mucositis is characterized by the formation of painful ulcers in the mouth and is a common dose-limiting side effect of drug and radiation therapy for cancer. One of our compounds, AEOL 10150, has reduced the extent and duration of severe radiation-induced mucositis (ulcers in the mouth) in animal models. The compound was active both when given topically as an oral rinse and when injected into the abdominal cavity.

Radiation-Induced Xerostomia.  Radiation-induced xerostomia results from decreased saliva production due to damage to the salivary glands. The condition is usually permanent and may result in difficulty in eating and speaking, rapidly progressive dental cavities, and the inability to wear dentures. Most patients who receive radiation for cancer of the head and neck experience xerostomia.

Radiation-Induced Lung Toxicity.  The success of radiation therapy in the treatment of tumors involving the chest, such as lung or breast cancer, is often limited by injury to the normal lung caused by radiation. Currently, radiation-related pulmonary symptoms occur in up to 30% of patients irradiated for lung cancer, breast cancer, lymphoma or thymoma. In laboratory experiments, our catalytic antioxidant AEOL 10113 significantly protected the normal lung tissue of rats against damage caused by radiation.

Antitumor Effect of Catalytic Antioxidants.  A drug that protects normal cells will not be useful if it also protects tumor cells. In a model in which breast cancer cells were transplanted into rats, AEOL 10113 did not protect the tumor cells from radiation. Instead, the antitumor effect of radiation was enhanced by administration of the compound. Both AEOL 10113 and the related compound AEOL 10150 have also shown some degree of antitumor activity in the absence of radiation therapy in rat models of breast and skin cancers.

Assuming adequate financial resources, we intend to initiate Phase 1 clinical trials with AEOL 10150 or a related compound for prevention of radiation-induced mucositis and xerostomia during 2003.

Protection from Toxicity of Total Body Irradiation.  Because AEOL 10150 has been shown to protect several individual tissues in animal models from acute radiation toxicity, it follows that our catalytic antioxidants might also protect against the toxicity from total body irradiation, or TBI, such as might occur in accidental or terrorist-related exposure to nuclear material. We are conducting animal experiments to determine if AEOL 10150 protects against the toxicities of TBI. We plan to investigate various government Homeland Defense initiatives intended to encourage development of such compounds. These initiatives include recent FDA regulations which were finalized on May 31, 2002 that outline a procedure for approval of drugs for which clinical efficacy testing in humans would not be ethical or feasible.

Catalytic Antioxidants in Respiratory Diseases

Chronic obstructive pulmonary disease, or COPD, is a collective term for diseases characterized by difficulty in expelling air from the lungs. The three diseases most commonly labeled COPD are asthma, chronic bronchitis, and emphysema. According to the National Health Interview Survey taken in 1993, approximately 25 million people in the United States had COPD, including approximately 10 million with asthma, 13 million with chronic bronchitis and 2 million with emphysema. COPD is the fourth leading cause of death in the United States.

Asthma is characterized by acute episodes of difficulty in breathing due to reversible constriction of the airways in the lung. These episodes are initiated by allergies to particular substances, physical conditions (e.g. cold, humidity or exercise), or respiratory infections. Reactive oxygen- and nitrogen-derived free radicals are believed to be involved in the inflammation and airway constriction that is characteristic of an asthma attack. When given by inhalation our compounds reduce markers of airway inflammation in an animal model of allergy-induced asthma attacks. Currently, asthma is treated with compounds that either dilate the constricted airways, or reduce the inflammation associated with asthma attacks.

Chronic bronchitis is an inflammatory and degenerative condition in which the ability of the lung to transfer oxygen to the blood stream is gradually decreased by damage to the lung tissue. Cigarette smoking is the major cause. Much of the damage caused by cigarette smoke and other pollutants is believed to be caused by free radicals. AEOL 10150 reduced the extent of lung tissue damage induced by tobacco smoke in an animal model of chronic bronchitis when administered by inhalation.

There are no treatments that have been shown to slow the progression of COPD. Currently most patients are treated to relieve symptoms, using many of the same compounds that are used to treat asthma.

Stroke

An estimated 600,000 people in the United States annually suffer strokes. In the United States, strokes kill approximately 158,000 people annually and have left more than 1,000,000 people disabled to some extent, according to the American Heart Association. The estimated direct cost of stroke is over $28 billion annually, much of which is attributable to the high expense of rehabilitating and caring for victims.

Stroke is an injury to the brain caused by the blockage of blood flow. The reestablishment of blood flow after blockage can cause further damage, which is called reperfusion injury. Many scientists believe that the damage from stroke and reperfusion injury is caused, at least in part, by free radicals. In animal models of stroke, in which the middle cerebral artery of a rat or mouse is blocked for 60 to 90 minutes and then unblocked, AEOL 10113 and AEOL 10150 significantly reduced damaged brain tissue, even when introduced as late as 7.5 hours after the start of the stroke. AEOL 10150 also significantly reduced damaged brain tissue in a mouse model of severe stroke in which blood flow to a portion of the brain was permanently blocked.

Diabetes and Cell Therapy

Laboratory experiments have shown that our catalytic antioxidants protect a number of cell types. AEOL 10113 and AEOL 10150 protected cultured neurons from toxicity due to oxygen and glucose deprivation. AEOL 10113 also protected cultured pancreatic beta cells from certain toxins.

Recently, an independent researcher has shown that AEOL 10113 exerts a protective effect in an animal model of human juvenile-onset diabetes. In this model, 100% of control mice became diabetic within 13 days after the injection of T lymphocytes directed against pancreatic beta cells which make insulin. In contrast, AEOL 10113 prevented diabetes in 50% of the mice and significantly delayed the onset of diabetes in the others.

Pancreatic Islet Transplantation

Islets are anatomical structures in the pancreas that contain beta cells, which make and secrete insulin to regulate blood sugar levels. Islet transplantation, a potentially curative treatment for Type 1 diabetes, is limited by the ability to isolate functional human islets from donors. An agent that can significantly increase the number of functional human islets available for transplantation and improve the ability of islets to control blood sugar levels upon transplant would represent an important advance in islet transplant treatment.

AEOL 10113 and AEOL 10150 have been shown to protect pancreatic islets during isolation and in culture, producing an approximate three to six-fold increase in the survival of human pancreatic islets maintained in culture for up to six days, with no loss of beta cell function. Furthermore, fewer AEOL 10150-treated islets than control islets were required to normalize blood sugar in a mouse model of diabetes, suggesting that AEOL 10150 might improve transplant survival and function.

Commercialization

In May 2002, Elan made an equity investment to enable development of our catalytic antioxidant compounds as adjunctive agents in cancer therapy. Elan received an exclusive option to negotiate commercialization or collaboration terms relating to Incara’s catalytic antioxidants in the prevention and treatment of radiation-induced and chemotherapy-induced tissue damage. To assist with future funding for this program, Elan agreed to purchase additional equity if we meet various clinical milestones. Elan has the right to terminate the collaboration at any time.

Assuming successful development of one or more of our compounds, the effective marketing of a pharmaceutical for treatment of these indications will require the resources of a large sales organization because of the large numbers of patients suffering from respiratory diseases and stroke. We intend to seek development, marketing and/or licensing arrangements for the respiratory disease and stroke therapy uses of our antioxidant compounds with a pharmaceutical company that has an established marketing presence in the target indications.

To successfully commercialize our other catalytic antioxidant programs, we must seek academic or corporate partners with expertise in areas outside our own or develop this expertise internally. We might not be able to successfully develop our catalytic antioxidant technology, either internally or through collaboration with others.

Collaborative and Licensing Arrangements

Duke Licenses

Through our subsidiary, Aeolus, we have obtained exclusive worldwide rights from Duke University to products using antioxidant technology and compounds developed by Dr. Irwin Fridovich and other scientists at Duke. These scientists provide research support and advice in the field of free radical and antioxidant research. Further discoveries in the field of antioxidant research from these scientists’ laboratories at Duke also are covered by the licenses from Duke. We must pay royalties to Duke on net product sales during the term of the Duke licenses, and must make payments upon the occurrence of development milestones. In addition, we are obligated under the Duke license to pay patent prosecution, maintenance and defense costs. The Duke licenses are terminable in the event of breach and otherwise expire when the last licensed patent expires.

National Jewish License

In September 1997, we executed a Sponsored Research Agreement with National Jewish Medical and Research Center. The National Jewish Agreement grants Aeolus an option to negotiate a royalty-bearing exclusive license for technology, patents and inventions resulting from research at National Jewish within the field of antioxidant compounds and related discoveries. We have agreed to support National Jewish’s costs incurred in performance of the research. In November 2000, we obtained an exclusive worldwide license from National Jewish to develop, make, use and sell products using proprietary information and technology developed under this sponsored research agreement. We must make milestone payments to National Jewish upon the occurrence of development milestones and pay royalties on net sales. We are also obligated to pay patent filing, prosecution, maintenance and defense costs. The National Jewish license is terminable in the event of breach and otherwise expires when the last licensed patent expires.

Manufacturing

Assuming the successful development of one or more of our catalytic antioxidant compounds, we plan to contract with third parties for manufacturing capabilities.

Marketing

Most of our potential catalytic antioxidant products are being developed for large therapeutic markets, such as stroke and respiratory diseases. We believe these markets are best approached by partnering with established biotechnology or pharmaceutical companies that have broad sales and marketing capabilities. We are pursuing collaborations of this type as part of our search for development partners. We might not be able to enter into any marketing arrangements for any of our products on satisfactory terms.

Competition

General

Competition in the pharmaceutical industry is intense and we expect it to increase. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to devote substantial resources and efforts to research and development activities. Our most significant competitors, among others, are fully integrated pharmaceutical companies and more established biotechnology companies, which have substantially greater financial, technical, sales and marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are cheaper, safer or more effective than those being developed by us or that would render our technology obsolete.

We expect that important competitive factors in our potential product markets will be the relative speed with which we and other companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of a competitive product to the market. With respect to clinical testing, competition might result in a scarcity of clinical investigators and patients available to test our potential products, which could delay development.

As described below, we are aware of products in research or development by our competitors that address the diseases and therapies being targeted by us. In addition to the competitors and products discussed below, there might be other competitors of whom we are unaware with products which might be more effective or have fewer side effects than our products and those of our known competitors.

Antioxidants

Several companies have explored the therapeutic potential of antioxidant compounds in numerous indications. Historically, most of these companies have focused on engineered versions of naturally occurring antioxidant enzymes, but with limited success, perhaps because the large size of these molecules makes delivery into the cells difficult. Antioxidant drug research continues at a rapid pace despite previous clinical setbacks. In October 1998, Metaphore Pharmaceuticals, Inc. reported results from preclinical studies of a small molecule that performs the same chemical reactions as the antioxidant enzyme superoxide dismutase. Metaphore reported that this compound substantially reduced tissue damage due to inflammation and reperfusion in animal models. During 2002, Metaphore received approximately $30 million in venture capital funding to pursue its antioxidant program. Eukarion, Inc. is also developing similar compounds, which are in preclinical development for conditions associated with damage caused by free radicals.

Reduction of Radiation or Chemotherapy Induced-Injury in Cancer Therapy

Amifostine (Ethyol®) is marketed for use in reduction of chemotherapy-induced kidney toxicity, and radiation-induced xerostomia (damage to the salivary gland). Eukarion, Inc. and Modex Therapeutics Ltd. have initiated investigations of a small molecule antioxidant to reduce radiation-induced skin damage in breast cancer therapy.

Acute Stroke Treatment

Recombinant tissue plasminogen activator, or rTPA, is approved for acute stroke treatment in selected patients, but because this drug must be given within three hours of stroke onset, only about 1-2 % of stroke patients qualify for and receive rTPA. AstraZeneca plc is developing a nitrone compound with free radical trapping properties for stroke. The compound, licensed from Centaur Pharmaceuticals, Inc., is currently in a Phase 2 clinical trial. The Stroke Trials Directory at Washington University (www.strokecenter.org) lists approximately 30 active clinical studies on a wide variety of acute stroke interventions, including several trials of drugs or biologics. If effective, some of these compounds could be complementary to our compounds or, alternatively, become competitors.

Respiratory Disease

There are several medications on the market to treat the acute symptoms of COPD, including medications that dilate the airways, steroids that reduce inflammation, and some compounds to reduce mucus. These compounds mainly relieve the acute airway constriction and inflammation. No treatments have been shown to decrease the progression of chronic bronchitis or emphysema.

Patents and Proprietary Rights

We currently license rights to our potential products from third parties. We generally seek patent protection in the United States and other jurisdictions for the potential products and proprietary technology licensed from these third parties. The process for preparing and prosecuting patents is lengthy, uncertain and costly. Patents might not issue on any of the pending patent applications owned or licensed by us from third parties. Even if patents issue, the claims allowed might not be sufficiently broad to protect our technology or provide us protection against competitive products or otherwise be commercially valuable. Patents issued to or licensed by us could be challenged, invalidated, infringed, circumvented or held unenforceable. Even if we successfully defend our patents for our products, the costs of defense can be significant.

Our catalytic antioxidant small molecule technology base is described in eight issued U.S. patents and 41 patent applications that are pending. These patents and patent applications belong in whole or in part to Duke or National Jewish and are licensed to us. These patents and patent applications cover soluble manganic porphyrins as antioxidant molecules as well as targeted compounds obtained by coupling such antioxidant compounds to molecules that bind to specific extracellular elements. The pending U.S. patent applications include composition of matter claims for several series of compounds. Corresponding international patent applications have been filed as we deem appropriate, two of which have issued.

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

As with any pharmaceutical company, our patent and other proprietary rights are uncertain. The patent rights related to our products might conflict with current or future proprietary rights of others. For the same reasons the products of others could infringe our patent or proprietary rights. Litigation or patent interference proceedings, either of which could result in substantial cost, might be necessary to enforce any patents or other proprietary rights issued to us or to determine the scope and validity or enforceability of other parties’ proprietary rights. The defense and prosecution of patent and intellectual property claims are both costly and time consuming, even if the outcome is favorable to us. Any adverse outcome could make us pay damages to third parties, require disputed rights to be licensed from third parties, or require us to cease selling our products.

Government Regulation

Our research and development activities and the manufacturing and marketing of our future products are subject to regulation by numerous governmental agencies in the United States and in other countries. The Food and Drug Administration, or the FDA, and comparable agencies in other countries impose mandatory procedures and standards for the conduct of clinical trials and the production and marketing of products for diagnostic and human therapeutic use. Before obtaining regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials might not be predictive of results that will be obtained in large-scale testing. Our clinical trials might not successfully demonstrate the safety and efficacy of any products or result in marketable products.

The steps required by the FDA before new drug products may be marketed in the United States include:

•	preclinical studies;

•	the submission to the FDA of a request for authorization to conduct clinical trials on an investigational new drug, which must become effective before human clinical trials may commence;

•	adequate and well-controlled Phase 1, 2 and 3 human clinical trials to establish the safety and efficacy of the drug for its intended use;

•	submission to the FDA of a New Drug Application, or NDA; and

•	review and approval of the NDA by the FDA before the product may be shipped or sold commercially.

In addition to obtaining FDA approval for each product, each manufacturing establishment must be registered with the FDA and undergo an inspection prior to the approval of an NDA. Each manufacturing facility, and its quality control and manufacturing procedures must also conform and adhere at all times to the FDA’s good manufacturing practices, or cGMP, regulations. In addition to preapproval inspections, the FDA and other government agencies regularly inspect manufacturing facilities for compliance with these requirements. Manufacturers must expend time, money and effort in the area of production and quality control to ensure full technical compliance with these standards.

Preclinical testing includes laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Preclinical testing results are submitted to the FDA as a part of an Investigational New Drug Application, or IND, which must become effective prior to commencement of human clinical trials. Clinical trials are typically conducted in three sequential phases following submission of an IND. Phase 1 represents the initial administration of the drug to a small group of humans, either patients or healthy volunteers, typically to test for safety (adverse effects), dosage tolerance, absorption, distribution, metabolism, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. Phase 2 involves studies in a small sample of the actual intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Once an investigational drug is found to have some efficacy and an acceptable safety profile in the targeted patient population, Phase 3 studies are initiated to further establish clinical safety and efficacy of the therapy in a broader sample of the general patient population, in order to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for any physician labeling. During all clinical studies, we must take care to adhere to good clinical practice, or GCP, standards. The results of the research and product development, manufacturing, preclinical studies, clinical studies and related information are submitted in an NDA to the FDA.

The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA. Even after initial FDA approval has been obtained, further studies, including post-market studies, might be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA will require post-market reporting and might require surveillance programs to monitor the side effects of the drug. Results of post-marketing programs might limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, labeling or a change in manufacturing facility, an NDA supplement might be required to be submitted to the FDA.

The rate of completion of any clinical trials will be dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the trial, the availability of alternative therapies and drugs, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment might result in increased costs and delays, which could have a material adverse effect on us.

Failure to comply with applicable FDA requirements might result in a number of consequences that could materially and adversely affect us. Failure to adhere to approved trial standards and GCPs in conducting clinical trials could cause the FDA to place a clinical hold on one or more studies which would delay research and data collection necessary for product approval. Noncompliance with GCPs could also have a negative impact on the FDA’s evaluation of an NDA. Failure to adhere to GMPs and other applicable requirements could result in FDA enforcement action and in civil and criminal sanctions, including but not limited to fines, seizure of product, refusal of the FDA to approve product approval applications, withdrawal of approved applications, and prosecution.

Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The requirements governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval might be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for some European countries, in general, each country at this time has its own procedures and requirements. There can be no assurance that any foreign approvals would be obtained.

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

Discontinued Programs

Our historical cash expenditures prior to September 30, 2002 were significantly higher than our projected future spending rate. This lower level of expenditures results from the discontinuation of the deligoparin program in September 2002 and the liver cell therapy program in October 2002.

Incara Cell Technologies, Inc.

We established our liver cell therapy program with the acquisition of a majority ownership interest in Incara Cell Technologies, Inc., formerly Renaissance Cell Technologies, Inc., in September 1997. In March 2000, we acquired the remaining minority interest of Incara Cell Technologies, which is now our wholly owned subsidiary. Incara Cell Technologies sold substantially all of the assets of the liver cell therapy program in October 2002 and we no longer operate the program.

The program proposed to advance the state of liver cell transplantation by developing and supplying a pharmaceutical quality, proprietary cryopreserved human liver cell transplantation product. The initial liver cell therapy product for clinical trials consists of a well-characterized mixture of human liver cells containing liver stem cells and progenitors as well as mature hepatocytes. Our cells were obtained from the livers of organ donors that are not suitable for whole organ transplant or cannot be used for transplant because of time/transport constraints.

On June 28, 2002, we submitted an IND to the FDA to begin Phase 1 clinical trials of cryopreserved human liver cells for the treatment of patients with cirrhosis and end-stage liver disease. We were notified of the allowance of our IND by the FDA 30 days later.

Liver stem and progenitor cells are a population of immature cells that are committed to the liver lineage, but do not yet express most mature liver cell functions. However, they can both proliferate extensively and give rise to fully differentiated daughter cells that do provide liver function. In animal models, these cells have been shown to participate in liver regeneration and to extensively repopulate host livers following certain types of liver injury in which the recipient’s hepatocytes have an impaired ability to proliferate. We isolated liver stem and progenitor cells in volume from livers that were not suitable for whole organ liver transplantation. The isolation process produced a cell population where we believe greater than 80% of the cells are liver stem and progenitor cells.

On October 31, 2002, we sold substantially all of the assets of Incara Cell Technologies to Vesta Therapeutics, Inc. because we lacked the financial resources to develop the technology. Vesta Therapeutics is a portfolio company of Toucan Capital Corp., a venture capital investor with interests in regenerative medicine. Vesta Therapeutics is developing therapies for repair and regeneration of liver and other major organs. Incara Cell Technologies received a right to royalties on products developed using intellectual property transferred to Vesta and other proceeds of $3,313,000. As part of the transaction, we sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related agreements to Vesta. Incara Cell Technologies incurred $4,655,000 of research and development expenses in fiscal 2002.

Incara Development, Ltd.

In January 2001, we entered into a collaborative and financing transaction with Elan. As part of the transaction, Elan and we formed Incara Development, Ltd. to develop deligoparin. We own all of the outstanding common stock and 60.2% of the non-voting preferred shares of Incara Development and Elan owns 39.8% of the preferred stock. As part of the transaction, we entered into license agreements with Elan under which we licensed to Incara Development the deligoparin compound and Elan licensed to Incara Development drug delivery technology.

In January 2001, Incara Development initiated a Phase 2/3 pivotal clinical trial for deligoparin in patients with ulcerative colitis. The trial enrolled 138 patients at 30 academic and private medical centers and was the largest controlled clinical trial of the treatment of ulcerative colitis with heparin or a lower molecular weight heparin. The study was designed to examine the effects of subcutaneous injection of deligoparin in patients with symptoms of active ulcerative colitis who were also receiving standard medical treatment.

In September 2002, Incara announced that analysis of the results from the clinical trial of deligoparin for the treatment of ulcerative colitis showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study. Although the drug appeared to be safe, the results of the trial did not justify further development of deligoparin for treatment of ulcerative colitis and the development of deligoparin was terminated. Elan and we intend to end our collaboration in the joint venture.

As part of the establishment of the Incara Development transaction, Elan purchased shares of our common stock, shares of our Series B non-voting convertible preferred stock, a warrant for Series B preferred stock and shares of our Series C convertible exchangeable non-voting preferred stock. The Series C preferred stock is exchangeable at the option of Elan at any time for the preferred stock of Incara Development held by us which, if exchanged, would give Elan ownership of 100% of Incara Development’s preferred stock outstanding or 50% of the initial amount of combined common and preferred stock of Incara Development. After December 20, 2002, the Series C preferred stock is convertible by Elan into shares of our Series B preferred stock. If the Series C preferred stock is outstanding as of December 21, 2006, we will exchange the Series C preferred stock and accrued dividends, at our option, for either cash or shares of our stock and warrants having a then fair market value of the amount due. The proceeds from the issuance of the Series C preferred stock were contributed by us to Incara Development in exchange for our ownership of Incara Development.

Elan and we funded Incara Development pro rata, based on our respective percentage ownership of the stock of Incara Development. During fiscal 2002, Elan lent us $2,013,000 to fund our pro rata share of development funding. In return, we issued a convertible promissory note that bears interest at 10% compounded semi-annually on the amount outstanding thereunder. We converted $1,400,000 of this note into shares of our common and Series B preferred stock in February 2002. The balance of the note payable outstanding at September 30, 2002 was $647,000.

Employees

We had 25 employees at September 30, 2002 and 18 employees as of December 1, 2002 due to the sale in October 2002 of our liver cell therapy program. None of our employees is represented by a labor union. We consider our employee relations to be good. We are highly dependent on the principal members of our management and scientific staff. The loss of any key employee could have a material adverse effect on us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific and managerial personnel. We face intense competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We might not be successful in hiring or retaining the personnel we require.

Risks Associated with Our Business

You should carefully consider the risk factors discussed below, together with all of the other information included in this Form 10-K and presented elsewhere by us from time to time, including our other SEC filings. If any of the following risks, or other risks not presently known to us or that we currently believe immaterial develop into actual events, then our business, financial condition, results of operations or prospects could be negatively affected. If that happens, the market price of our common stock could decline.

If we do not raise significant additional capital in the near future, we will be unable to fund our research and development activities and will need to eliminate or curtail these programs or cease our operations entirely.

The most significant issue we currently face is adequate funding of our existing projects. As of September 30, 2002, we had cash and investments of $209,000. On October 31, 2002, we sold substantially all of the assets of Incara Cell Technologies and received cash proceeds of $2,845,000. However, without additional financing or other funding, at our current spending level, we will be out of cash in February 2003. In that event, we will have to discontinue some or all of our activities, merge with or sell some or all of our assets to another company, or cease our operations entirely.

Our cash needs will depend on the success of our research and development activities for additional future funding.

If our catalytic antioxidant program shows scientific progress, we will need significant additional funds to move therapies through the preclinical stages and into clinical trials. If we are unable to raise the amount of capital necessary to complete development and reach commercialization of any of our catalytic antioxidant products, we will need to delay or cease development of one or more of these products.

We will continue to incur substantial losses and we might never achieve a profit.

As of September 30, 2002, we had an accumulated deficit of $118,961,000 from our research, development and other activities. We have not generated material revenues from product sales and do not expect to generate product revenues sufficient to support our company for at least several more years. In the past, most of our revenues have come from previous collaborators who reimbursed us for research and development activities.

Our research and development activities are at an early stage and therefore might never result in viable products.

Our catalytic antioxidant program is in the early stages of development, involves unproven technology, requires significant further research and development and regulatory approvals, and is subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. These risks include the possibilities that any or all of these proposed products or procedures are found to be unsafe or ineffective, or otherwise fail to receive necessary regulatory approvals; that the proposed products or procedures are uneconomical to market or do not achieve broad market acceptance; that third parties hold proprietary rights that preclude us from marketing them; or that third parties market a superior or equivalent product. Further, the timeframe for commercialization of any product is long and uncertain because of the extended testing and regulatory review process required before marketing approval can be obtained. As evidence of the difficulty in commercializing new products, we terminated the deligoparin clinical trial and development in September 2002. We might have to terminate the development of current or future products and our results of operations could be adversely affected.

We expect to remain dependent on collaborations with third parties for the development of new products.

Our current business strategy is to enter into agreements with third parties both to license rights to our potential products and to develop and commercialize new products. We might not be able to enter into or maintain these agreements on terms favorable to us. We currently license from third parties, and do not own, rights under patents and certain related intellectual property for our current development program. If any of these licenses were to expire, our business could be adversely affected.

Our research and development activities rely on technology licensed from third parties, and termination of any of those licenses would result in loss of significant rights to develop and market our products, which would impair our business.

We have exclusive worldwide rights to our antioxidant small molecule technology through license agreements with Duke University and National Jewish Medical Center. Key financial and other terms, such as royalty payments, for the licensing of this future technology would still need to be negotiated with these research institutions, and it might not be possible to obtain any such license on terms that are satisfactory to us, or at all.

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

We do not have the staff or facilities to manufacture or market any of the potential products being developed in our catalytic antioxidant program. We need to enter into collaborative arrangements in the future to develop, commercialize, manufacture and market products expected to emerge from our catalytic antioxidant program.

A large number of small biotechnology companies are seeking collaborators, some of whom compete in the same therapeutic areas as our programs, and obtaining and maintaining new collaborative arrangements will be difficult. We might not be successful in entering into third party arrangements on acceptable terms, if at all. If we are unable to obtain or retain third-party manufacturing or marketing on acceptable terms, we might be delayed in our ability to commercialize products. Substantial additional funds and personnel would be required if we needed to establish our own manufacturing or marketing operations. We might not be able to obtain adequate funding or establish these capabilities in a cost-effective or timely manner.

Even if we do succeed in obtaining a collaborator for our catalytic antioxidant program, the product might not be commercialized profitably, if at all. The compensation owed to our manufacturers and marketers will reduce our profit margins and might delay or limit our ability to develop, deliver and sell products on a timely and competitive basis. Furthermore, one of these companies could pursue alternative technologies or develop alternative compounds either on its own or in collaboration with others, targeted at the same disease areas that we target.

The manufacturers of any of our products, if they reach commercialization, must comply with applicable regulations.

A manufacturer must conform to FDA and any applicable foreign regulations for the production and packaging of products. If any of our manufacturers cannot meet our needs or applicable regulatory standards with respect to the timing, quantity or quality of our potential products, the commercialization of our catalytic antioxidant program would be delayed.

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

Even if patents issue, the claims allowed might not be sufficiently broad to offer adequate protection for our technology against competitive products. Patent protection differs from country to country, giving rise to increased competition from other products in countries where patent coverage is either unavailable, weak, or not adequately enforced, if at all. Once a patent issues, we still face the risk that others will try to design around our patent or will try to challenge the validity of the patent. If a patent were invalidated, we could be subject to unfettered competition from latecomers. The cost of litigation can be substantial, even if we prevail and there can be no assurance for recovery of damages.

If a third party were to bring an infringement claim against us, we would incur significant costs in our defense; if the claim were successful, we would need to develop non-infringing technology or obtain a license from the successful patent holder, if available.

Our business also depends on our ability to develop and market products without infringing on the proprietary rights of others or being in breach of our license agreements. The pharmaceutical industry is subject to frequent and protracted litigation regarding patent and other intellectual property rights. Most companies have numerous patents that protect their intellectual property rights. These third parties might assert claims against us with respect to our product candidates and future products. If litigation were required to determine the validity of a third party’s claims, we could spend significant resources and be distracted from our core business activities, regardless of the outcome. If we did not prevail in the litigation, we could be required to license a third party’s technology, which might not be possible on satisfactory terms, or discontinue our own activities and develop non-infringing technology, any of which could prevent or delay pursuit of our development activities.

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

We face intense competition in our development activities. The markets for therapeutic products in general and specifically for those that address stroke and cancer are large and competition is increasing. Our most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies, which have substantially greater financial, technical, sales and marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are cheaper, safer or more effective than those being developed by us or that would render our technology obsolete.

The ownership interest of our stockholders will be substantially diluted by future issuances of stock, conversion of currently outstanding preferred stock and exercises of currently outstanding options and warrants.

We will need to sell additional shares of our common stock, preferred stock or other securities, or enter into collaborations with third parties to meet our capital requirements after February 2003. We might not be able to complete these transactions when needed. If these sales of stock were to occur, these issuances of stock would dilute the ownership interests of our stockholders. The possibility of dilution posed by shares available for future sale could reduce the market price of our common stock and could make it more difficult for us to raise funds through equity offerings in the future.

As of September 30, 2002, we had 14,095,331 shares of common stock outstanding. We may grant to our employees, directors and consultants options to purchase our common stock under the 1994 Stock Option Plan. As of September 30, 2002, options to purchase 3,278,443 shares at exercise prices ranging from $0.04 to $20.50, with a weighted average exercise price of $2.29 were outstanding and 1,004,270 shares were reserved for issuance under the 1994 Stock Option Plan. In addition, warrants to purchase 1,221,804 shares of common stock at exercise prices ranging from $1.61 to $13.49 were outstanding, with a weighted exercise price of $2.19, and we have reserved 135,991 shares of common stock for issuance pursuant to our Employee Stock Purchase Plan.

In connection with collaboration and financing transactions, we have issued preferred stock and warrants to purchase preferred stock to Elan. This preferred stock is convertible into common stock, as discussed below.

Stockholders might experience significant dilution from the conversion of outstanding preferred stock, warrants and a convertible promissory note held by Elan, which are convertible into shares of our common stock.

In January 2001, in connection with a collaboration and financing transaction, we sold to Elan 825,000 shares of our common stock, 28,457 shares of our Series B convertible non-voting preferred stock, 12,015 shares of our Series C convertible exchangeable non-voting preferred stock and a warrant to purchase 22,191 shares of our Series B preferred stock. Each share of our Series B preferred stock is convertible into ten shares of our common stock. The Series C preferred stock has a face value of $1,000 per share and bears a 7% dividend payable in Series C preferred stock, which compounds annually, and is convertible by Elan into shares of Series B preferred stock at the rate of $64.90 per share. In February 2002, we converted $1,400,000 of principal and interest owed to Elan under a promissory note into 480,000 shares of common stock and 58,883 shares of Series B preferred stock. In May 2002, we sold 416,204 shares of Series B preferred stock to Elan for $3,000,000. Accordingly, assuming the exercise of all warrants owned by Elan and the conversion into common stock of all shares of Series B and Series C preferred stock currently outstanding, including dividends to be issued on the Series C preferred stock accreted through September 30, 2002, Elan would own an additional 7,495,332 shares of our common stock, for a total ownership of 8,800,332 shares of our common stock. This amount of shares would represent 40.8% of the total shares of our common stock that would be outstanding after such conversion and exercise based on shares of common stock outstanding on September 30, 2002; however, pursuant to provisions in our Certificate of Incorporation, Elan may not own more than 9.9% of our common stock at any time as a result of converting Series B or Series C preferred stock.

Further, we issued to Elan a promissory note under which we can, subject to Elan’s consent, borrow up to $4,806,000 for the development of deligoparin. The note bears interest at 10%, compounded semi-annually on the amount outstanding under the note, and the principal and interest is convertible at Elan’s option into shares of our Series B preferred stock at $43.27 per share. In February 2002, we converted the then outstanding principal and accrued interest of $1,400,000 into shares of our common stock and Series B preferred stock. We subsequently borrowed an additional $638,000 under the note and at September 30, 2002 the outstanding principal and accrued interest totaled $647,000. Assuming the conversion, at the conversion price, of the outstanding principal, and accrued interest through September 30, 2002, an additional 99,720 shares of our common stock could be issued to Elan. If Elan does not exchange all or part of the note for either increased ownership of Incara Development or for Series B preferred stock by December 21, 2006, Incara will exchange the note and accrued interest, at its option, for either cash or shares of Series B preferred stock and warrants of Incara having a then fair market value of the amount due. Any issuance of equity securities or warrants to purchase equity securities in this situation would be dilutive to our common stockholders.

The Series C preferred stock we sold to Elan is exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by us which, if exchanged, would give Elan ownership of 50% of the initial amount of combined common and preferred stock of Incara Development. After December 20, 2002, the Series C Stock is convertible by Elan into shares of Incara Pharmaceuticals’ Series B preferred stock at the rate of $64.90 per share. If the Series C preferred stock is outstanding as of December 21, 2006, we will exchange the Series C preferred stock and accrued dividends, at our option, for either cash or shares of stock and warrants of ours having a then fair market value of the amount due. Any issuance of equity securities or warrants to purchase equity securities in this situation would be dilutive to our common stockholders.

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

      There is no dividend on our common stock. In addition, we do not currently anticipate paying cash dividends on our common stock because we have had no earnings to date and intend to retain all future earnings, if any, for the foreseeable future to fund our business operations. As a result, anyone investing in our common stock must look to an increase, if any, in the price of our common stock to derive any value on their investment.

Our common stock is not listed on Nasdaq or an exchange, is illiquid and is characterized by low and/or erratic trading volume, and the price of our common stock has fluctuated from $0.05 to $3.75 during the last two years.

      Our common stock is quoted on the OTC Bulletin Board under the symbol “INCR.” Prior to September 25, 2002, our common stock was listed on the Nasdaq National Market. Historically, even when listed on Nasdaq, the public market for our common stock has been characterized by low and/or erratic trading volume, often resulting in price volatility. An active public market for our common stock is unlikely to develop as long as we are not listed on Nasdaq and, even then might be limited because of the small number of shares outstanding, the limited number of investors and our small market capitalization (which is less than that authorized for investment by many institutional investors).

      We have agreed to register with the SEC shares of common stock that might be issued to Elan. In addition, the shares underlying substantially all of the warrants outstanding have been registered and will be freely tradable upon issuance. We would expect that any common stock sold in any future private placements would be registered with the SEC and freely tradable. The sale of a significant amount of shares sold to Elan or in a future financing at any given time could cause the trading price of our common stock to decline and to be highly volatile.

      The market price of our common stock is also subject to wide fluctuations due to factors that we cannot control, including the results of preclinical and clinical testing of our products under development, decisions by collaborators regarding product development, regulatory developments, market conditions in the pharmaceutical and biotechnology industries, future announcements concerning our competitors, adverse developments concerning proprietary rights, public concern as to the safety or commercial value of any products, and general economic conditions.

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

      Our revenues and expenses have fluctuated in the past. This fluctuation has in turn caused our operating results to vary from quarter to quarter and year to year. We expect the fluctuations in our revenues and expenses to continue and thus our operating results should also continue to vary, possibly significantly. These fluctuations might be due to a variety of factors, including:

•	the timing and amount of sales of our proposed products;

•	the timing and realization of milestone and other payments from any future collaborations with third parties;

•	the timing and amount of expenses related to our research and development, product development, and collaborative activities; and

•	the extent and timing of costs related to our activities to obtain patents for our products and to extend, enforce and/or defend our rights to patents and other intellectual property.

      Because of these fluctuations, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of our common stock to decline.

If we cannot retain or hire qualified personnel, our programs could be delayed.

As of December 1, 2002, we had only 18 employees and we are highly dependent on the principal members of the management and scientific staff, including in particular Clayton I. Duncan, our Chairman, President and Chief Executive Officer. We also are dependent on the academic collaborators for our research and development activities. The loss of key employees or academic collaborators could delay progress in our research and development activities or result in their termination entirely.

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

Our research and development activities and any future manufacturing and marketing of our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. Clinical trials and the manufacturing and marketing of products are subject to the testing and approval processes of the FDA and foreign regulatory authorities. The process of obtaining required regulatory approvals for our products from the FDA and other regulatory authorities takes many years and is expensive. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, and if regulatory authorities do not agree with our analyses of data, our proposed products could be delayed or regulatory approval could be withheld. Additional government regulations might be promulgated which could delay or prevent regulatory approval of our products. Even if these approvals are obtained, post-marketing, adverse events or other monitoring of the products could result in suspension or limitation of the approvals.

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

Insurance covering product liability claims becomes increasingly expensive as a product moves through the development pipeline to commercialization. We have limited product liability insurance coverage for the clinical trials for deligoparin. However, the available insurance coverage might not be sufficient to cover us against all potential losses due to liability, if any, or to the expenses associated with defending liability claims. A product liability claim successfully asserted against us could exceed our coverage and require us to use our own cash resources, which would then not be available for our own products.

In addition, some of our licensing and other agreements with third parties require or might require us to maintain product liability insurance. If we cannot maintain acceptable amounts of coverage on commercially reasonable terms, the corresponding agreements would be subject to termination.

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

In connection with the sale of IRL, our former anti-infectives drug discovery division, in December 1999 to a private pharmaceutical company, we agreed to remain contingently liable through May 2007 on debt and lease obligations assumed by the purchaser, including primarily the IRL facility lease in Cranbury, New Jersey. If the purchaser were to default, or the lender or landlord otherwise collect from us, our financial condition would be materially adversely affected. This contingent liability was approximately $5,434,000 in September 2002 and should decline on an approximately straight-line basis to zero in May 2007.

Provisions of our charter documents and Delaware law could lead to entrenchment of our management which could discourage or delay offers to acquire our company, which might reduce the market price of our common stock and the voting rights of the holders of our common stock.

Provisions of our charter documents and Delaware law make it more difficult for our stockholders to change our directors or for a third party to acquire our company, and might discourage a third party from offering to acquire our company, even if a change in control or in management would be beneficial to our stockholders. These provisions also could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

The Board of Directors has the authority to issue up to 3,000,000 shares of preferred stock in one or more series, and to determine the prices, rights, preferences, privileges and restrictions, including voting rights, of the shares within each series without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and might be adversely affected by, the rights of the holders of any preferred stock that might be issued in the future. The issuance of preferred stock with voting rights could make it more difficult for a third party to acquire a majority of the outstanding voting stock.

Further, some provisions of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving our company. Our company is subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in accordance with the statute. While such provisions are intended to enable our board of directors to maximize stockholder value, they might have the effect of discouraging takeovers that could be in the best interest of some stockholders. Such provisions could reduce the market value of our common stock in the future.

Item 2.   Properties.

We currently lease 17,280 square feet of office and laboratory space in Research Triangle Park, North Carolina, which is leased through June 2006. We believe that these facilities are adequate to meet our needs for now and the foreseeable future. We have subleased approximately 7,189 square feet, including our laboratory space, to Vesta Therapeutics through June 2003.

Item 3.   Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2002.

Executive Officers

Our executive officers and their ages as of November 30, 2002 are as follows:

Name	Age	Position
Clayton I. Duncan	53	President, Chief Executive Officer and Chairman of the Board of Directors
David P. Ward, M.D.	56	Executive Vice President, Research and Development
Richard W. Reichow	52	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
John P. Richert	52	Vice President, Market Development

W. Bennett Love	47	Vice President, Corporate Planning/Communications

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

Richard W. Reichow has been Executive Vice President since July 1998, Secretary since October 1995, and Senior Vice President, Chief Financial Officer and Treasurer since March 1995. Mr. Reichow was employed by Sphinx as President and Chief Executive Officer from December 1993 to September 1994, as Vice President, Finance & Administration from August 1991 to September 1994, and as Chief Financial Officer and Treasurer from March 1990 to September 1994. Between September 1994 and March 1995, he was an independent financial consultant. Mr. Reichow was Vice President, Chief Financial Officer and Treasurer of CRX Medical from 1987 to 1990. Mr. Reichow is a Certified Public Accountant (inactive).

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

PART II

Item 5.   Market for Company’s Common Equity and Related Stockholder Matters.

(a) Price Range of Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol “INCR” since September 25, 2002. Prior to that time, our common stock was listed on the Nasdaq National Market. The following sets forth the quarterly high and low sales prices as reported by the OTC Bulletin Board or Nasdaq for the periods indicated. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2001
October 1, 2000 through December 31, 2000	$3.75	$1.8125
January 1, 2001 through March 31, 2001	$3.25	$1.50
April 1, 2001 through June 30, 2001	$2.25	$1.00
July 1, 2001 through September 30, 2001	$1.95	$1.15

Fiscal Year Ended September 30, 2002
October 1, 2001 through December 31, 2001	$1.90	$1.05
January 1, 2002 through March 31, 2002	$1.53	$0.65
April 1, 2002 through June 30, 2002	$1.08	$0.26
July 1, 2002 through September 30, 2002	$0.50	$0.07

(b) Approximate Number of Equity Security Holders

As of November 30, 2002, the number of record holders of our common stock was 172 and we estimate that the number of beneficial owners was approximately 5,000.

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

Item 6.   Selected Financial Data.

You should read the following selected financial data in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We derived the consolidated statements of operations data for the fiscal years ended September 30, 1998, 1999, 2000, 2001 and 2002 and the consolidated balance sheet data at September 30, 1998, 1999, 2000, 2001 and 2002 from our consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants, and, except for the consolidated statements of operations for the fiscal years ended September 30, 1998 and 1999 and the consolidated balance sheet data at September 30, 1998, 1999 and 2000, are included elsewhere in this Form 10-K.

Statement of Operations Data:
(in thousands, except per share data)

	Year Ended September 30,
	2002	2001	2000	1999	1998
Revenue:
Cell processing revenue	$86	$44	$—	$—	$—
Contract and license fee revenue	—	—	100	2,088	6,121

Total revenues	86	44	100	2,088	6,121

Costs and expenses:
Research and development	7,628	7,520	7,645	18,996	16,799
Purchase of in-process research and development	—	—	6,664	—	5,343
General and administrative	2,820	3,077	2,613	3,045	3,509

Total costs and expenses	10,448	10,597	16,922	22,041	25,651

Loss from operations	(10,362)	(10,553)	(16,822)	(19,953)	(19,530)
Gain on sale of division	—	—	9,751	—	—
Equity in loss of Incara Development	(1,040)	(12,650)	—	—	—
Interest income (expense), net	(50)	223	406	355	384
Other income	150	767	—	—	—

Net loss	(11,302)	(22,213)	(6,665)	(19,598)	(19,146)
Preferred stock dividend and accretion	(887)	(652)	—	—	—

Net loss attributable to common stockholders	$(12,189)	$(22,865)	$(6,665)	$(19,598)	$(19,146)

Net loss per weighted share attributable to common stockholders:
Basic and diluted	$(0.94)	$(2.78)	$(1.21)	$(2.98)	$(2.69)

Weighted average common shares outstanding:
Basic and diluted	12,962	8,233	5,522	6,583	7,113

Balance Sheet Data:
(in thousands)

	September 30,
	2002	2001	2000	1999	1998
Cash and cash equivalents and marketable securities	$209	$5,453	$6,555	$4,960	$23,562
Working capital	$(1,590)	$3,967	$4,662	$2,207	$14,607
Total assets	$2,201	$8,618	$7,348	$8,044	$27,836
Long-term portion of capital lease obligations and notes payable	$944	$17	$43	$981	$1,593
Total liabilities	$3,127	$2,971	$2,536	$4,253	$8,160
Redeemable exchangeable preferred stock	$13,554	$12,667	—	—	—
Total stockholders’ equity (deficit)	$(14,480)	$(7,020)	$4,812	$3,791	$19,676

Unaudited Pro Forma Consolidated Financial Information:

Our audited consolidated financial statements are included elsewhere in this Form 10-K. You should read the unaudited pro forma consolidated financial information presented herein in conjunction with those financial statements and related notes.

        On October 31, 2002, we sold substantially all of the assets of our subsidiary, Incara Cell Technologies, Inc., to Vesta Therapeutics, Inc. The following unaudited pro forma consolidated statement of operations reflects the elimination of revenue and expenses related to Incara Cell Technologies for the year ended September 30, 2002, as if the sale, which took place on October 31, 2002, had occurred on October 1, 2001. Our total assets increased by approximately $2,055,000 as a result of the sale. The unaudited pro forma statement of operations is provided for informational purposes and is not necessarily indicative of the results of operations that would have been achieved had the sale been completed on October 1, 2000 and is not necessarily indicative of future results of operations.

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
For the year ended September 30, 2002
(In thousands, except per share data)

	Consolidated Actual	Pro Forma Adjustments	Pro Forma As Adjusted
Revenue:
Cell processing revenue	$86	$86	$—

Costs and expenses:
Research and development	7,628	4,195	3,433
General and administrative	2,820	43	2,777

Total costs and expenses	10,448	4,238	6,210

Loss from operations	(10,362)	(4,152)	(6,210)
Equity in loss of Incara Development	(1,040)	—	(1,040)
Investment income (expense), net	(50)	(39)	(11)
Other income	150	—	150

Net loss	(11,302)	(4,191)	(7,111)
Preferred stock dividend and accretion	(887)	—	(887)

Net loss attributable to common stockholders	$(12,189)	$(4,191)	$(7,998)

Net loss per weighted share attributable to common stockholders:
Basic and diluted	$(0.94)		$(0.62)

Weighted average common shares outstanding:
Basic and diluted	12,962		12,962

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

You should read the following discussion in conjunction with our consolidated financial statements and the notes appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed in “Item 1 – Business – Risks Associated with Our Business” and elsewhere in this Form 10-K.

Overview

We are developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen derived molecules, commonly referred to as free radicals. Free radicals, such as superoxide and peroxynitrite, cause damage in a broad group of diseases and conditions. Our initial target application will be the use of our catalytic antioxidants to limit the side effects from damage caused by free radicals occurring in cancer radiation therapy.

At September 30, 2002, we were also developing adult liver stem cell therapy for the treatment of liver failure; however, this program was sold in October 2002. In addition, in September 2002, as a result of unsatisfactory clinical trial results, we ended a Phase 2/3 clinical trial and the development of an ultra-low molecular weight heparin, known as deligoparin, for the treatment of ulcerative colitis, which was being developed in collaboration with Elan Corporation, plc, an Irish company, and its subsidiaries.

We had net losses attributable to common stockholders of $12,189,000 and $22,865,000 for the fiscal years ended September 30, 2002 and 2001, respectively. We had an accumulated deficit of $118,961,000 at September 30, 2002. We have not yet generated any revenue from product sales and do not expect to receive any product revenue in the foreseeable future, if at all.

On October 31, 2002, we sold substantially all of the assets of our wholly owned subsidiary, Incara Cell Technologies, to Vesta Therapeutics. We received a right to royalties on products developed using Cell Technologies intellectual property and other proceeds of $3,313,000, which consisted of $2,845,000 of cash payments and $468,000 of reduction in our notes payable to Transamerica and our capital lease obligations. As part of the transaction, we sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related agreements to Vesta. We also intend to accrue a liability of approximately $859,000 in the first quarter of fiscal 2003 for future costs associated with Cell Technologies’ leased laboratory facility, which we did not transfer in the transaction. We expect to recognize a gain of approximately $1,882,000 on the sale in the first quarter of fiscal 2003. Incara Cell Technologies incurred $4,655,000 of research and development expenses in fiscal 2002.

In January 2001, we closed on a collaborative and financing transaction with Elan. As part of the transaction, Elan and we formed a Bermuda corporation, Incara Development, Ltd., to develop deligoparin. We own all of the common stock and 60.2% of the non-voting preferred shares of Incara Development and Elan owns 39.8% of the non-voting preferred shares of Incara Development. As part of the transaction, Elan and we entered into license agreements under which we licensed to Incara Development deligoparin and Elan licensed to Incara Development a proprietary drug delivery technology.

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

As part of the transaction, Elan and we intended to fund Incara Development pro rata, based on our respective percentage ownership of the combined outstanding common and preferred stock of Incara Development. Of the outstanding combined common and non-voting preferred shares of Incara Development, we own 80.1% and Elan owns 19.9%. Subject to mutual agreement, Elan agreed to lend us up to $4,806,000 to fund our pro rata share of development funding for Incara Development. In return, we issued a convertible promissory note that bears interest at 10% compounded semi-annually on the amount outstanding thereunder. After December 20, 2002, the note is convertible at the option of Elan into shares of Series B preferred stock at $43.27 per share. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. We have the option to repay the note either in cash or in shares of Series B preferred stock and warrants having a then fair market value of the amount due. In October 2001 and February 2002, we borrowed from Elan $857,000 and $518,000, respectively, pursuant to the terms of the note arrangement with Elan. In February 2002, we, with Elan’s consent, converted the outstanding principal and accrued interest totaling $1,400,000 into 480,000 shares of common stock and 58,883 shares of our Series B preferred stock. In August 2002, we borrowed from Elan $638,000 pursuant to the terms of the note arrangement. The outstanding balance of the note payable was $647,000 as of September 30, 2002.

For financial reporting purposes, the value recorded as our investment in Incara Development is the same as the proceeds we received from Elan to purchase the Series C preferred stock, which was $12,015,000. The acquired technology obtained by Incara Development from Elan for $15,000,000 was expensed at inception because the feasibility of using the acquired technology in conjunction with deligoparin had not been established and Incara Development had no alternative future use for the acquired technology. We immediately expensed as “Equity in loss of Incara Development” 100% of the write-off of the acquired technology, up to our initial investment. We recognized 100% of the net losses of Incara Development to the extent of our initial investment, and we recognize 80.1% of the subsequent net losses, which is the extent of our commitment to provide further financial support to fund those losses.

While we own all of the outstanding common stock and 60.2% of the non-voting preferred stock of Incara Development, Elan has retained significant minority investor rights, including 50% control of the management committee which oversees the deligoparin program, that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, we do not consolidate the financial statements of Incara Development, but instead account for our investment in Incara Development under the equity method of accounting. Elan and we fund Incara Development on a pro rata basis based on the respective ownership of the combined outstanding common and preferred stock of Incara Development. In accordance with APB 18, we recognized 100% of the losses of Incara Development to the extent of our original investment, plus all subsequent losses of Incara Development to the extent that we have committed to provide further financial support to fund those losses. During the fiscal years ended September 30, 2002 and 2001, our equity in loss of Incara Development was $1,040,000 and $12,650,000, respectively. The net loss for fiscal 2001 included $12,015,000 for our interest in the immediate write-off at inception of the technology acquired from Elan by Incara Development.

In September 2002, we announced that analysis of the results from the clinical trial of deligoparin for the treatment of ulcerative colitis showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study. Although the drug appeared to be safe, the results of the trial did not justify further development of deligoparin for treatment of ulcerative colitis and the development of deligoparin was terminated. Elan and we intend to end our collaboration in the joint venture.

In May 2002, Elan purchased 416,204 shares of our Series B preferred stock for $3,000,000. Elan agreed that it would make additional equity investments in the future based upon the completion of various financial and clinical milestones related to Aeolus’ program for catalytic antioxidant compounds as adjunctive agents to cancer treatment. Elan received an exclusive option to negotiate commercialization or collaboration terms at a later phase relating to catalytic antioxidants being developed by Aeolus in the prevention and treatment of radiation-induced and chemotherapy-induced tissue damage.

Immediate Need for Funds

We have an immediate need to raise additional cash, as without additional financing or other funding, at our current spending level, we will be out of cash in February 2003. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

We incurred net losses attributable to common stockholders of $12,189,000 and $22,865,000 for the fiscal years ended September 30, 2002 and 2001, respectively. The net loss for the fiscal year ended September 30, 2001 included a $767,000 gain recognized on the settlement of a disputed accrued liability for a discontinued program and equity in loss of Incara Development of $12,650,000.

We had cell processing revenue of $86,000 and $44,000 for the fiscal years ended September 30, 2002 and 2001, respectively. This revenue resulted from fees we earned for processing liver cells that are used for research purposes by other pharmaceutical and biotechnology companies. This revenue resulted from our liver cell program, which was sold in October 2002.

Our research and development, or R&D, expenses increased $108,000, or 1%, to $7,628,000 for fiscal 2002 from $7,520,000 for fiscal 2001.

We have synthesized a group of small molecules that have potent catalytic antioxidant activities, destroy free radicals and protect cells from damage initiated by free radicals in laboratory experiments. We are in the preclinical stage and are developing our catalytic antioxidants as treatments for protection of cells from damage occurring in cancer radiation therapy and stroke, and for protection of cells in transplantation. R&D expenses for our antioxidant program decreased $530,000, or 18%, to $2,413,000 for fiscal 2002 from $2,943,000 for fiscal 2001. R&D expenses were less in fiscal 2002 due to lower preclinical testing and sponsored research expenses. R&D expenses for the antioxidant program have totaled $14,030,000 from inception through September 30, 2002. In May 2002, we entered into a collaborative arrangement with Elan to develop these compounds as adjunctive therapies in cancer treatment.

R&D expenses for our preclinical liver cell program increased $1,648,000, or 55%, to $4,655,000 for fiscal 2002 from $3,007,000 for fiscal 2001. Expenses were higher in fiscal 2002 due to increased activity in the program and the establishment of our own laboratory facility for the program in the last quarter of fiscal 2001. We incurred increases in personnel, laboratory supplies, facility costs and process development costs. R&D expenses for this program have totaled $10,471,000 from inception through September 30, 2002. We sold this program to Vesta Therapeutics in October 2002.

In January 2001, we transferred the rights to deligoparin, our heparin compound being developed for inflammatory bowel disease, to Incara Development. In January 2001, we also initiated a Phase 2/3 clinical trial in patients with ulcerative colitis, a form of inflammatory bowel disease. R&D expenses for deligoparin incurred prior to December 21, 2000 were on behalf of us, while costs for deligoparin incurred thereafter were on behalf of Incara Development. Prior to the formation of Incara Development, R&D expenses totaled $3,275,000 on the deligoparin project, including $335,000 in fiscal 2001. Amounts billable to Incara Development for deligoparin for expenses incurred and work performed by us are netted against R&D expenses. Subsequent to our investment in Incara Development, our expenses associated with deligoparin development flow through “Equity in loss of Incara Development.” Our equity in loss of Incara Development was $1,040,000 and $12,650,000 during fiscal years 2002 and 2001, respectively. The net loss for fiscal 2001 included $12,015,000 for our interest in the immediate write-off at inception of the technology contributed by Elan to Incara Development. Elan and we terminated the deligoparin program in September 2002.

Other R&D expenses represent costs associated with general research and development that are not directly chargeable to a program. We expect these costs to continue as we attempt to identify new candidates to enter clinical trials.

We expect substantial expenses in the R&D area during the next several years. With the sale of the Cell Technologies operations in October 2002, we anticipate that our net operating costs will decrease by approximately 40% in fiscal 2003. However, our ongoing cash requirements will depend on numerous factors, particularly the progress of our R&D programs and our ability to negotiate and complete collaborative agreements. We are unable to predict the level of spending until near the end of the various programs because of the uncertainty of our research and development and clinical study programs.

General and administrative, or G&A, expenses decreased $257,000, or 8%, to $2,820,000 for fiscal 2002 from $3,077,000 for fiscal 2001. These decreases resulted primarily from lower employee bonus payments in fiscal 2002, offset by higher financial advisor costs.

We accreted $887,000 and $652,000 of dividends on our Series C preferred stock during fiscal years 2002 and 2001, respectively. From the date of issue until the earlier of December 21, 2006 or the date the Series C preferred stock is exchanged or converted, we will accrete the Series C preferred stock for the 7% dividend, compounded annually from its recorded value up to its current redemption value. Future adjustments to the Series C preferred stock carrying value might be necessary to adjust the carrying value to the current fair value of the assets required to be delivered under the exchange provision reduced by amounts owed to us by Elan upon an exchange under the terms of the Series C preferred stock.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

We incurred net losses attributable to common stockholders of $22,865,000 and $6,665,000 for the fiscal years ended September 30, 2001 and 2000, respectively. The net loss for the fiscal year ended September 30, 2001 was reduced by a $767,000 gain recognized on the settlement of a disputed accrued liability for a discontinued program and increased by the $12,650,000 equity in loss of Incara Development. The net loss for the fiscal year ended September 30, 2000 was reduced by a $9,751,000 gain on the sale of our IRL division in December 1999.

On December 29, 1999, we sold our anti-infectives division, known as IRL, to a private pharmaceutical company for $11,000,000. The transaction involved the sale of assets associated with IRL, including rights under a collaboration with Merck & Co., Inc. and the assumption of related liabilities by the purchaser. We remain contingently liable through May 2007 on debt and lease obligations of approximately $5,434,000 assumed by the purchaser, including primarily the IRL facility lease in Cranbury, New Jersey. We recognized a gain of $9,751,000 on the sale of IRL in the first quarter of fiscal 2000.

We had cell processing revenue of $44,000 for the fiscal year ended September 30, 2001. This revenue resulted from fees we earned for processing liver cells that are used for research purposes by other pharmaceutical and biotechnology companies. Contract revenue of $100,000 for the fiscal year ended September 30, 2000 resulted from a collaboration that we sold with IRL.

Our research and development expenses decreased $125,000, or 2%, to $7,520,000 for fiscal 2001 from $7,645,000 for fiscal 2000. R&D expenses for fiscal 2000 included $1,339,000 of expenses for IRL, which was sold in December 1999.

R&D expenses for our antioxidant program increased $1,249,000, or 74%, to $2,943,000 for fiscal 2001 from $1,694,000 for fiscal 2000. R&D expenses were higher in fiscal 2001 due to increased activity in the program, including the costs of process improvement, scale-up and preclinical testing. R&D expenses totaled $11,617,000 from inception through September 30, 2001.

R&D expenses for our preclinical liver cell program increased $1,806,000, or 150%, to $3,007,000 for fiscal 2001 from $1,201,000 for fiscal 2000. Expenses were higher in fiscal 2001 due to increased activity in the program and the establishment of our own laboratory facility for the program. We incurred increases in personnel, sponsored research, consultants and laboratory supplies. R&D expenses totaled $5,816,000 from inception through September 30, 2001.

In January 2001, we transferred the rights to deligoparin to Incara Development. In January 2001, we also initiated a Phase 2/3 clinical trial in patients with ulcerative colitis, a form of inflammatory bowel disease. R&D expenses for deligoparin incurred prior to December 21, 2000 were on behalf of us, while costs for deligoparin incurred thereafter were on behalf of Incara Development. Prior to the formation of Incara Development, R&D expenses totaled $3,275,000 on the deligoparin project, including $335,000 and $1,712,000 in fiscal years 2001 and 2000, respectively. Amounts billable to Incara Development for deligoparin for expenses incurred and work performed by us are netted against R&D expenses. Subsequent to our investment in Incara Development, our expenses associated with deligoparin development flowed through “Equity in loss of Incara Development.” During fiscal 2001, our equity in loss of Incara Development was $12,650,000, which included $12,015,000 for our interest in the immediate write-off at inception of the technology contributed by Elan to Incara Development.

Other R&D expenses represent costs associated with general research and development that are not directly chargeable to a program.

On March 31, 2000, we acquired all of the minority interests of Aeolus Pharmaceuticals, Inc. and Renaissance Cell Technologies, Inc., which has since changed its name to Incara Cell Technologies, Inc. Prior to this acquisition, we owned 78.0% of Incara Cell Technologies and 65.8% of Aeolus. We issued 1,220,041 shares of our common stock for the subsidiaries’ minority ownership. We accounted for the acquisition using the purchase method of accounting with a total purchase price of $6,664,000. We allocated the total purchase price to purchase of in-process research and development and immediately charged it to operations because at the date of the acquisition the in-process research purchased was in preclinical stages, feasibility had not been established and we deemed it to have no alternative future use. We estimated at the acquisition date that Incara Cell Technologies and Aeolus would need to spend in excess of an additional $50,000,000 to complete the research and development and that it would be at least 2006 before the research and development is completed. The acquisition of these minority interests did not have a significant impact on operating results because we previously recognized all losses of Incara Cell Technologies and Aeolus due to our majority interest in the subsidiaries.

General and administrative, or G&A, expenses increased $464,000, or 18%, to $3,077,000 for fiscal 2001 from $2,613,000 for fiscal 2000. These increases resulted primarily from expenses related to personnel and financing activities, including higher investor relations, legal and accounting expenses.

We accreted $652,000 of dividends on our Series C preferred stock during fiscal 2001.

Liquidity and Capital Resources

At September 30, 2002, we had cash and cash equivalents of $209,000, a decrease of $5,244,000 from September 30, 2001. Cash decreased primarily due to operating expenses of $10,448,000 for fiscal 2002, offset by proceeds of $4,400,000 from the sale of common and preferred stock to Elan.

On October 31, 2002, we sold substantially all of the assets of Incara Cell Technologies to Vesta for royalty rights and other proceeds of $3,313,000. A portion of these proceeds was used to pay debt and other outstanding liabilities. As of November 30, 2002, we had approximately $900,000 of cash. We believe we have sufficient financial resources to continue operating into February 2003. In order to continue beyond that point, we must obtain additional financial resources from a collaboration or equity financing. If we are unable to obtain such financings, we will need to discontinue some or all of our activities, merge with or sell some or all of our assets to another company, or cease operations entirely.

During the past two years, we have incurred average operational expenses of approximately $10,000,000 per year, on an annualized basis. With the sale of the Cell Technologies operations in October 2002, we anticipate that our net operating expenses will decrease by approximately 40% in fiscal 2003. However, our ongoing cash requirements will depend on numerous factors, particularly the progress of our R&D programs and our ability to negotiate and complete collaborative agreements. In order to fund on-going operating cash requirements, we need to raise significant additional funds during 2003 and beyond. We intend to attempt to:

•	establish new collaborations for our current research and development activities that include initial cash payments and on-going research support;

•	sell additional shares of our stock; and

•	explore other strategic and financial alternatives.

There are uncertainties as to these potential sources of capital. Our access to capital might be restricted because we might not be able to enter into collaborations for any of our programs or to enter into any collaborations on terms acceptable or favorable to us due to conditions in the pharmaceutical industry or in the economy in general or based on the prospects of our catalytic antioxidant program. Even if we are successful in obtaining collaborations for our catalytic antioxidant program, we might have to relinquish rights to our technology, product candidates or markets that we might otherwise develop ourselves.

Similarly, due to market conditions, the illiquid nature of our stock, and other limitations on the stock offerings, we might not be able to sell securities under these arrangements, or raise other funds on terms acceptable or favorable to us. At times it is difficult for biotechnology companies to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to our stockholders.

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

At September 30, 2002, we had contractual commitments to repay $1,567,000 of future lease obligations for our administrative office and laboratory facilities and $1,137,000 of debt obligations. In addition, in December 1999, we sold IRL, our anti-infectives division, to a private pharmaceutical company and we remain contingently liable through May 2007 on debt and lease obligations of approximately $5,434,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis as the situation changes, and regularly discuss financial events, policies, and issues with our independent accountants and members of our audit committee. We routinely evaluate our estimates and policies regarding revenue recognition; clinical trial, preclinical, manufacturing and patent related liabilities; license obligations; inventory; intangible assets and deferred tax assets.

We generally enter into contractual agreements with third-party vendors to provide clinical, preclinical and manufacturing services in the ordinary course of business. Many of these contracts are subject to milestone-based invoicing and the contract could extend over several years. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. Patent related liabilities are recorded based upon various assumptions or events that we believe are the most reasonable to each individual circumstance, as well as based upon historical experience. License milestone liabilities and the related expense are recorded when the milestone criterion achievement is probable. We have not recognized any assets for inventory, intangible items or deferred taxes as we have yet to receive regulatory approval for any of our compounds. Any potential asset that could be recorded in regards to any of these items is fully reserved. In all cases, actual results may differ from our estimates under different assumptions or conditions.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

See Index to Financial Statements on page F-1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10.   Directors and Executive Officers of the Registrant.

The information required by Item 10 of Form 10-K concerning the Registrant’s directors is incorporated by reference to the information under the heading “Election of Directors” in the Proxy Statement. The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

To the Company’s knowledge, there were no reports required under Section 16(a) of the Securities Exchange Act of 1934 that were not timely filed during the fiscal year ended September 30, 2002.

Item 11.   Executive Compensation.

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1 – Election of Directors – Information Concerning the Board of Directors and Its Committees”, “Other Information – Compensation of Executive Officers”, “ – Compensation of Directors”, “ – Report of the Compensation Committee on Executive Compensation”, “ – Compensation Committee Interlocks and Insider Participation” and “Performance Graph” in the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Principal Stockholders” in the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions.

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Certain Transactions” in the Proxy Statement.

Item 14.   Controls and Procedures.

(a) Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Ite m 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

(3)	Exhibits.

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
3.1	Certificate of Incorporation, as amended	10-Q	03/31/02	3.1
3.2	Bylaws	S-1	12/08/95	3.2
3.3	Amendment to Bylaws dated September 23, 1999	10-K	09/30/99	3.3
4.1	Form of Common Stock Certificate	10-K	09/30/99	4.1
4.3	Warrant to Purchase Shares of Series B Preferred Stock issued to Elan International Services, Ltd.	10-Q	12/31/00	4.3
4.4	Form of Warrant issued to investors in August 2001.	S-1	08/02/01	4.4
10.4*	License Agreement between Duke University and Aeolus Pharmaceuticals, Inc., dated July 21, 1995	S-1	12/08/95	10.4
10.12	Incara Pharmaceuticals Corporation 1995 Employee Stock Purchase Plan, as amended	S-8	08/22/02	10.12
10.23	Sponsored Research Agreement between The University of North Carolina at Chapel Hill and Renaissance Cell Technologies, Inc. dated September 4, 1997	10-K	09/30/97	10.23
10.24	Sponsored Research Agreement between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc., dated September 11, 1997	10-K	09/30/97	10.24
10.31	Lease Agreement dated September 19, 1996, as amended, between Cedar Brook Corporate Center, L.P. and Transcell Technologies, Inc., as assigned to Intercardia, Inc. effective May 8, 1998	10-Q	06/30/98	10.31
10.34*	License, Development, Marketing and Clinical Trials Supply Agreement between Opocrin S.p.A. and Intercardia, Inc., dated July 20, 1998	10-K	09/30/98	10.34
10.40	Exchange Agreement dated July 15, 1999, between Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.40
10.41	Registration Rights Agreement dated July 15, 1999, between Interneuron Pharmaceuticals, Inc. and Intercardia, Inc.	8-K	07/23/99	10.41
10.42	Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999, among CPEC LLC, Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.	8-K	07/23/99	10.42
10.43	Assignment, Assumption and License Agreement dated July 15, 1999, between CPEC LLC and Intercardia, Inc.	8-K	07/23/99	10.43
10.44	Incara Pharmaceuticals Corporation 1999 Equity Incentive Plan, as amended	S-8	09/09/02	10.44
10.47	Form of Severance Agreement dated September 23, 1999 with Clayton I. Duncan, Richard W. Reichow, David P. Ward, John P. Richert and W. Bennett Love	10-K	09/30/99	10.47
10.48*	Asset Purchase Agreement dated December 17, 1999	10-K	09/30/99	10.48

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.49*	License Agreement dated August 23, 1999 between The University of North Carolina at Chapel Hill and Renaissance Cell Technologies, Inc.	10-Q	03/31/00	10.49
10.50*	License Agreement, effective July 1996, between Albert Einstein College of Medicine of Yeshiva University and Renaissance Cell Technologies, Inc.	10-Q	03/31/00	10.50
10.53	Employment Agreement between Clayton I. Duncan and Incara Pharmaceuticals Corporation, dated December 11, 2000	10-K	09/30/00	10.53
10.55	Securities Purchase Agreement among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited dated as of December 21, 2000	8-K	01/29/01	10.55
10.56*	License Agreement dated November 17, 2000 between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	12/31/00	10.56
10.57	Office Lease between Highwoods Realty Limited Partnership and Incara Pharmaceuticals Corporation, dated January 25, 2001	10-Q	12/31/00	10.57
10.58*	Subscription, Joint Development and Operating Agreement dated January 19, 2001 among Elan Corporation, plc, Elan Pharma International Ltd., Elan International Services, Ltd., Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	12/31/00	10.58
10.59*	License Agreement dated January 19, 2001 between Incara Pharmaceuticals Corporation and Incara Development, Ltd.	10-Q	12/31/00	10.59
10.60*	License Agreement dated January 19, 2001 between Elan Corporation, plc, Elan Pharma International Ltd. and Incara Development, Ltd.	10-Q	12/31/00	10.60
10.61	Convertible Promissory Note dated December 21, 2000 issued by Incara Pharmaceuticals Corporation to Elan Pharma International Ltd.	10-Q	12/31/00	10.61
10.62	Registration Rights Agreement dated December 21, 2000 among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Ltd.	10-Q	12/31/00	10.62
10.63	Incara Pharmaceuticals Corporation 1994 Stock Option Plan, as amended	S-8	08/22/02	10.63
10.64	Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	03/31/01	10.64
10.65	Second Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	10-Q	03/31/01	10.65
10.66	Third Agreement and Amendment, effective as of January 22, 2001, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	06/01/01	10.66
10.71	Amendment No. 5, effective June 30, 2001, to Sponsored Research Agreement between the University of North Carolina at Chapel Hill and Incara Cell Technologies, Inc.	10-Q	06/30/01	10.71
10.72	Amendment 5, effective as of July 1, 2001, to Sponsored Research Agreement between National Jewish Medical and Research Center and Aeolus Pharmaceuticals, Inc.	10-Q	06/30/01	10.72
10.73	Master Loan and Security Agreement between Transamerica Technology Finance Corporation, Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc. and Incara Cell Technologies, Inc., dated October 31, 2001	10-K	09/30/01	10.73
10.74	Commencement Agreement and Lease Amendment Number One, dated November 1, 2001, to Office Lease between Highwoods Realty Limited Partnership and Incara Pharmaceuticals Corporation	10-K	09/30/01	10.74
10.75	Agreement and Fourth Amendment, effective February 13, 2002, by and among Incara Pharmaceuticals Corporation, Elan International Services, Ltd., Elan Pharma International Limited and Elan Pharmaceutical Investments III, Ltd.	10-Q	12/31/01	10.75
10.76	Employment Agreement between W. Bennett Love and Incara Pharmaceuticals Corporation, dated April 1, 2002	10-Q	03/31/02	10.76

		Incorporated by Reference To
Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.77	Employment Agreement between Richard W. Reichow and Incara Pharmaceuticals Corporation, dated April 2, 2002	10-Q	03/31/02	10.77
10.78	Employment Agreement between David P. Ward and Incara Pharmaceuticals Corporation, dated April 2, 2002	10-Q	03/31/02	10.78
10.79	Employment Agreement between John P. Richert and Incara Pharmaceuticals Corporation, dated April 2, 2002	10-Q	03/31/02	10.79
10.80	Employment Agreement between Mark E. Furth and Incara Pharmaceuticals Corporation, dated May 8, 2002	10-Q	03/31/02	10.80
10.81	Severance Agreement between Mark E. Furth and Incara Pharmaceuticals Corporation, dated May 8, 2002	10-Q	03/31/02	10.81
10.82*	License Agreement dated June 25, 1998 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	03/31/02	10.82
10.83*	License Agreement dated May 7, 2002 between Duke University and Aeolus Pharmaceuticals, Inc.	10-Q	03/31/02	10.83
10.84*	Securities Purchase Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Aeolus Pharmaceuticals, Inc., Elan Pharma International Limited and Elan International Services, Ltd.	8-K	07/03/02	10.84
10.85*	Development and Option Agreement dated May 15, 2002, among Elan Pharma International Limited, Incara Pharmaceuticals Corporation and Aeolus Pharmaceuticals, Inc.	8-K	07/03/02	10.85
10.86	Amended and Restated Registration Rights Agreement dated as of May 15, 2002, among Incara Pharmaceuticals Corporation, Elan International Services, Ltd. and Elan Pharma International Limited	8-K	07/03/02	10.86
10.87	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated July 21, 1995)	8-K	07/03/02	10.87
10.88	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and Duke University (amending License Agreement dated June 25, 1998)	8-K	07/03/02	10.88
10.89	Amendment No. 1 to License Agreement dated May 14, 2002, between Aeolus Pharmaceuticals, Inc. and National Jewish Medical and Research Center (amending License Agreement dated November 17, 2000)	8-K	07/03/02	10.89
10.90	Amendment No. 7, effective June 30, 2002 to Sponsored Research Agreement between the University of North Carolina at Chapel Hill and Incara Cell Technologies, Inc.	10-Q	06/30/02	10.90
10.91**	Asset Purchase Agreement dated October 21, 2002 between Incara Cell Technologies, Inc. and Vesta Therapeutics, Inc.	8-K	10/24/02	10.91
10.92	Amendment No. 1 dated October 30, 2002 to Asset Purchase Agreement between Incara Cell Technologies, Inc. and Vesta Therapeutics, Inc.	8-K	11/11/02	10.92
21.1	List of Subsidiaries				X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants				X
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants				X
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

  *confidential treatment granted
**confidential treatment requested with respect to portions of this exhibit

(b)   Reports on Form 8-K.

    (1)   Filed July 3, 2002 to report equity investment by Elan Corporation, plc.
    (2)   Filed September 18, 2002 to report deligoparin clinical trial results.
    (3)   Filed September 25, 2002 to report delisting of our common stock from Nasdaq.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCARA PHARMACEUTICALS CORPORATION

By:	/s/ CLAYTON I. DUNCAN
Clayton I. Duncan President and Chief Executive Officer

Date: December 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CLAYTON I. DUNCAN Clayton I. Duncan	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 20, 2002

/s/ RICHARD W. REICHOW Richard W. Reichow	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 20, 2002

/s/ EUGENE J. MCDONALD Eugene J. McDonald	Director	December 20, 2002

/s/ J. MISHA PETKEVICH J. Misha Petkevich	Director	December 17, 2002

/s/ STEPHEN M. PRESCOTT Stephen M. Prescott	Director	December 20, 2002

/s/ EDGAR H. SCHOLLMAIER Edgar H. Schollmaier	Director	December 20, 2002

/s/ DAVID B. SHARROCK David B. Sharrock	Director	December 20, 2002

CERTIFICATION

I, Clayton I. Duncan, certify that:

1.	I have reviewed this annual report on Form 10-K of Incara Pharmaceuticals Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report; and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	By:	/s/ CLAYTON I. DUNCAN
Clayton I. Duncan President and Chief Executive Officer

CERTIFICATION

I, Richard W. Reichow, certify that:

1.	I have reviewed this annual report on Form 10-K of Incara Pharmaceuticals Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report; and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

7.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	By:	/s/ RICHARD W. REICHOW
Richard W. Reichow Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO FINANCIAL STATEMENTS

Incara Pharmaceuticals Corporation

Report of Independent Accountants	F-2

Consolidated Balance Sheets – As of September 30, 2002 and 2001	F-3

Consolidated Statements of Operations – For the fiscal years ended September 30, 2002, 2001 and 2000	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) – For the fiscal years ended September 30, 2002, 2001 and 2000	F-5

Consolidated Statements of Cash Flows – For the fiscal years ended September 30, 2002, 2001 and 2000	F-6

Notes to Consolidated Financial Statements	F-7

Incara Development, Ltd.

Report of Independent Accountants	F-22

Balance Sheets – As of September 30, 2002 and 2001	F-23

Statements of Operations – For the fiscal year ended September 30, 2002, the period from inception on January 5, 2001 through September 30, 2001 and the period from inception on January 5, 2001 through September 30, 2002
F-24

Statements of Stockholders’ Deficit – For the fiscal year ended September 30, 2002, the period from inception on January 5, 2001 through September 30, 2001 and the period from inception on January 5, 2001 through September 30, 2002
F-25

Statements of Cash Flows – For the fiscal year ended September 30, 2002, the period from inception on January 5, 2001 through September 30, 2001 and the period from inception on January 5, 2001 through September 30, 2002
F-26

Notes to Financial Statements	F-27

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
INCARA PHARMACEUTICALS CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Incara Pharmaceuticals Corporation and its subsidiaries (the “Company”) at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Raleigh, North Carolina
November 1, 2002

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$209	$5,453
Accounts receivable from Incara Development	293	1,147
Prepaids and other current assets	91	321

Total current assets	593	6,921
Property and equipment, net	1,252	1,341
Other assets	356	356

	$2,201	$8,618

LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,368	$1,437
Accrued expenses	377	523
Accumulated losses of Incara Development in excess of investment	245	969
Current portion of capital lease obligations	49	25
Current portion of notes payable	144	—

Total current liabilities	2,183	2,954

Long-term portion of capital lease obligations	—	17
Long-term portion of note payable to Elan	647	—
Long-term portion of other notes payable	297	—

Series C redeemable convertible exchangeable preferred stock, 20,000 shares authorized; 12,015 shares issued and outstanding as of September 30, 2002 and 2001 (liquidation value of $13,554 at September 30, 2002)	13,554	12,667

Stockholders’ equity (deficit):
Preferred stock, $.01 par value per share, 3,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 503,544 and 28,457 shares issued and outstanding as of September 30, 2002 and 2001, respectively	5	1
Common stock, $.001 par value per share, 80,000,000 and 40,000,000 shares authorized at September 30, 2002 and 2001, respectively; 14,095,331 and 12,717,093 shares issued and outstanding at September 30, 2002 and 2001, respectively	14	13
Additional paid-in capital	104,679	99,850
Restricted stock	(217)	(112)
Accumulated deficit	(118,961)	(106,772)

Total stockholders’ equity (deficit)	(14,480)	(7,020)

	$2,201	$8,618

The accompanying notes are an integral part of these consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended September 30,
	2002	2001	2000
Revenue:
Cell processing revenue	$86	$44	$—
Contract revenue	—	—	100

Total revenue	86	44	100

Costs and expenses:
Research and development	7,628	7,520	7,645
Purchase of in-process research and development	—	—	6,664
General and administrative	2,820	3,077	2,613

Total costs and expenses	10,448	10,597	16,922

Loss from operations	(10,362)	(10,553)	(16,822)
Gain on sale of division	—	—	9,751
Equity in loss of Incara Development	(1,040)	(12,650)	—
Interest income (expense), net	(50)	223	406
Other income	150	767	—

Net loss	(11,302)	(22,213)	(6,665)
Preferred stock dividend and accretion	(887)	(652)	—

Net loss attributable to common stockholders	$(12,189)	$(22,865)	$(6,665)

Net loss per weighted share attributable to common stockholders:
Basic and diluted	$(0.94)	$(2.78)	$(1.21)

Weighted average common shares outstanding:
Basic and diluted	12,962	8,233	5,522

The accompanying notes are an integral part of the consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

	Common Stock		Series B Preferred Stock

	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Restricted Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at September 30, 1999	5,226,969	$5	—	$—	$81,772	$(744)	$(77,242)	$3,791
Exercise of common stock options	140,000	—	—	—	50	—	—	50
Proceeds from offerings of Employee Stock Purchase Plan	208,744	—	—	—	122	—	—	122
Common stock issued in conjunction with merger with Transcell	856,861	1	—	—	(1)	—	—	—
Common stock issued in conjunction with Aeolus and Cell Technologies mergers	1,220,041	1	—	—	6,663	—	—	6,664
Stock-based compensation and amortization of Restricted Stock	—	—	—	—	838	424	—	1,262
Restricted Stock forfeited	(146,666)	—	—	—	(81)	81	—	—
Common stock repurchased	(140,100)	—	—	—	(412)	—	—	(412)
Net loss for the fiscal year ended September 30, 2000	—	—	—	—	—	—	(6,665)	(6,665)

Balance at September 30, 2000	7,365,849	7	—	—	88,951	(239)	(83,907)	4,812
Sale of common stock and Series B preferred stock and warrants to Elan, net of issuance cost of $25	825,000	1	28,457	1	3,973	—	—	3,975
Sale of common stock pursuant to stock offering, net of issuance costs of $556	4,323,044	5	—	—	6,418	—	—	6,423
Series C preferred stock dividends and accretion	—	—	—	—	—	—	(652)	(652)
Exercise of common stock options	27,360	—	—	—	13	—	—	13
Proceeds from offerings of Employee Stock Purchase Plan	58,449	—	—	—	89	—	—	89
Stock-based compensation and amortization of Restricted Stock	—	—	—	—	83	117	—	200
Restricted Stock forfeited	(22,784)	—	—	—	(10)	10	—	—
Net shares of common stock issued for settlement of accrued liability	140,175	—	—	—	333	—	—	333
Net loss for the fiscal year ended September 30, 2001	—	—	—	—	—	—	(22,213)	(22,213)

Balance at September 30, 2001	12,717,093	13	28,457	1	99,850	(112)	(106,772)	(7,020)
Sale of Series B preferred stock to Elan, net of issuance costs of $20	—	—	416,204	4	2,976	—	—	2,980
Conversion of note payable to Elan to common stock and Series B preferred stock	480,000	—	58,883	—	1,400	—	—	1,400
Series C preferred stock dividends and accretion	—	—	—	—	—	—	(887)	(887)
Proceeds from offerings of Employee Stock Purchase Plan	86,488	—	—	—	37	—	—	37
Restricted Stock sold to employees and consultant	711,750	1	—	—	252	(252)	—	1
Stock-based compensation and amortization of Restricted Stock	100,000	—	—	—	164	147	—	311
Net loss for the fiscal year ended September 30, 2002	—	—	—	—	—	—	(11,302)	(11,302)

Balance at September 30, 2002	14,095,331	$14	503,544	$5	$104,679	$(217)	$(118,961)	$(14,480)

The accompanying notes are an integral part of the consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net Loss	$(11,302)	$(22,213)	$(6,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381	164	260
Noncash compensation	147	200	1,262
Noncash consulting, license fee and financing costs	199	—	—
Purchase of in-process research and development	—	—	6,664
Gain on sale of division	—	—	(9,751)
Equity in loss of Incara Development	1,288	12,984	—
Loss on disposal of property and equipment	—	—	36
Gain on settlement of accrued liability	—	(767)	—
Change in assets and liabilities:
Accounts receivable from Incara Development	854	(1,147)	—
Prepaids and other assets	90	(300)	(85)
Accounts payable and accrued expenses	(215)	839	(653)

Net cash used in operating activities	(8,558)	(10,240)	(8,932)

Cash flows from investing activities:
Distribution from CPEC LLC	140	—	—
Investment in Incara Development	(2,013)	—	—
Proceeds from sale of division	—	—	11,000
Proceeds from sales and maturities of marketable securities	—	4,678	6,468
Purchases of marketable securities	—	—	(8,593)
Purchases of property and equipment	(260)	(1,312)	(114)

Net cash provided by (used by) investing activities	(2,133)	3,366	8,761

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	38	9,070	172
Proceeds from issuance of Series B preferred stock and warrants	2,980	1,430	—
Proceeds from notes payable	2,578	—	2
Proceeds from capital leases	—	—	38
Repurchase of Incara Pharmaceuticals common stock	—	—	(412)
Principal payments on notes payable	(124)	(27)	(58)
Principal payments on capital lease obligations	(25)	(23)	(101)

Net cash provided by (used by) financing activities	5,447	10,450	(359)

Net increase (decrease) in cash and cash equivalents	(5,244)	3,576	(530)
Cash and cash equivalents at beginning of period	5,453	1,877	2,407

Cash and cash equivalents at end of period	$209	$5,453	$1,877

Supplemental disclosure of cash flow information:
Cash payments of interest	$59	$15	$37
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Restricted Stock	$252	$—	$—
Equity issued in exchange for note payable and interest	$1,400	$—	$—
Common stock issued in settlement of accrued liability	$—	$416	$—
Retirement of common stock in connection with settlement of accrued liability	$—	$83	$—
Series C preferred stock issued for investment in Incara Development	$—	$12,015	$—
Series C preferred stock dividend accreted	$887	$652	$—
Restricted Stock forfeited	$—	$10	$81
Property and equipment acquired through financing arrangements	$33	$—	$38

The accompanying notes are in integral part of the consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    NATURE OF THE BUSINESS

The Company is developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen-derived molecules, commonly referred to as free radicals. At September 30, 2002, the Company was also developing adult liver stem cell therapy for the treatment of liver failure; however, this program was sold in October 2002 (See Note Q). In addition, in September 2002, the Company ended its Phase 2/3 clinical trial and the development of an ultra-low molecular weight heparin for the treatment of ulcerative colitis, which was being developed in collaboration with Elan Corporation, plc, an Irish company, and its subsidiaries (“Elan”).

The “Company” refers collectively to Incara Pharmaceuticals Corporation, a Delaware corporation (“Incara Pharmaceuticals”), its two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and Incara Cell Technologies, Inc., a Delaware corporation (“Cell Technologies”), formerly Renaissance Cell Technologies, Inc., as well as its equity investee, Incara Development, Ltd., a Bermuda corporation (“Incara Development”). As of September 30, 2002, Incara Pharmaceuticals owned 35.0% of CPEC LLC (“CPEC”), 100% of the common stock of Incara Development and 60.2% of the preferred stock of Incara Development.

B.    LIQUIDITY

The Company had an accumulated deficit of $118,961,000 at September 30, 2002, incurred a net loss of $11,302,000 for the year then ended, and expects to incur additional losses in fiscal 2003 and for several more years.

The Company had cash of $209,000 at September 30, 2002. The Company received $2,845,000 of cash payments and $468,000 of debt reduction in conjunction with the sale of the assets of Cell Technologies in October 2002 (See Note Q). The Company believes it has sufficient financial resources to continue operating into February 2003.

In order to fund on-going operating cash requirements, the Company needs to raise significant additional funds during 2003 and beyond. The Company intends to attempt to establish new collaborations for current research programs that include initial cash payments and on-going research support, sell additional shares of stock, and explore other strategic and financial alternatives.

If the Company is unable to obtain financing, it will need to eliminate some or all of its activities, merge with or sell some or all of our assets to another company, or cease operations entirely.

C.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The consolidated financial statements include the accounts of Incara Pharmaceuticals and its wholly owned subsidiaries. The Company uses the equity method to account for its 35.0% ownership interest in CPEC. While Incara Pharmaceuticals owns 100% of the outstanding common stock and 60.2% of the preferred stock of Incara Development and Elan owns 39.8% of the preferred stock, Elan has retained significant minority investor rights, including 50% control of the management committee which oversees the research program, that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. The development program being conducted by Incara Development was terminated in September 2002. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents:  The Company invests available cash in short-term bank deposits, money market funds, commercial paper and U.S. Government securities. Cash and cash equivalents include investments with maturities of three months or less at the date of purchase. The carrying value of cash and cash equivalents approximate their fair market value at September 30, 2002 and 2001 due to their short-term nature.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounts Receivable:  The accounts receivable from Incara Development at September 30, 2002 and 2001 were comprised of amounts due for management services and research and development expenses incurred by Incara Pharmaceuticals for Incara Development.

Property and Equipment:  Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method based on estimated useful lives or, in the case of leasehold improvements and equipment under capital leases, over the lesser of the estimated useful lives or the lease terms. The estimated useful lives are two years for computers and five years for equipment. No impairments of property and equipment were required to be recognized during the fiscal years ended September 30, 2002, 2001 and 2000.

Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

Revenue Recognition:  In September 2001, the Company adopted Staff Accounting Bulletin No. 101, as amended, “Revenue Recognition in Financial Statements” (“SAB 101”) issued by the Securities and Exchange Commission (the “SEC”). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company has adopted the milestone payment method to account for milestone payments received pursuant to development agreements. The adoption of SAB 101 did not have any impact on the Company’s financial position or results of operations. The Company has adopted the milestone payment method to account for milestone payments received pursuant to development agreements, and accordingly, recognizes non-refundable upfront license fees and certain other related fees over the development period. Cell processing revenue is derived from fees earned for processing liver cells that are used for research purposes by other pharmaceutical companies, and is recognized upon completion of the processing and delivery requirements, including acceptance by the pharmaceutical companies. Cell processing revenue resulted from the Company’s liver cell program, which was sold in October 2002. Contract revenue was recognized over the period in which the services were performed and the fees were earned. Contract revenue resulted from a collaboration that was sold with a division of the Company in December 1999.

Research and Development:  Research and development costs are expensed in the period incurred. Payments related to the acquisition of in-process research and development are expensed due to the stage of development of the acquired compound or technology at the date of acquisition. Research and development expenses which are incurred on behalf of Incara Development and billed to Incara Development are recognized as a reduction of research and development expenses, net of intercompany profits.

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

Net Loss Per Common Share:  The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, warrants and convertible preferred stock using the treasury stock method and are excluded if their effect is antidilutive. At September 30, 2002 diluted weighted average common shares excluded incremental shares of approximately 12,533,000 related to stock options, unvested shares of restricted common stock, convertible preferred stock and warrants to purchase common and preferred stock. These shares are excluded due to their antidilutive effect as a result of the Company’s loss from operations.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Stock-Based Compensation:  The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as amended by the Financial Accounting Standards Board (the “FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”). APB No. 25 and FIN 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Segment Reporting:  The Company currently operates in only one segment.

Recent Accounting Pronouncements:  In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB Opinion No. 16, “Business Combinations” and is applicable for all business combinations initiated after June 30, 2001. The most significant provisions of SFAS 141 require (a) the application of the purchase method of accounting for all business combinations; (b) the establishment of specific criteria for the recognition of intangible assets separately from goodwill; and (c) unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 supersedes APB No. 17, “Intangible Assets”. The most significant provisions of SFAS 142 provide (a) goodwill and indefinite lived intangible assets will no longer be amortized; (b) goodwill and intangible assets deemed to have an indefinite life will be tested at least annually for impairment; and (c) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS 142 effective October 1, 2001 and the adoption did not have a material effect on the Company’s financial position or results of operations as the Company did not have then and currently has no goodwill and no intangible assets.

In October 2001, the FASB issued FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS 144 are required to be applied to fiscal years beginning after December 15, 2001, however, the Company elected to adopt SFAS 144 during fiscal 2002. The adoption of SFAS 144 did not have any impact on the Company’s financial position or results of operations in fiscal 2002.

In June 2002, the FASB issued FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

D.    CPEC LLC

The Company uses the equity method to account for its 35.0% ownership interest in CPEC. CPEC’s only activities for fiscal 2002 were $5,000 of interest income and $154,000 of gain from the sale of a trademark jointly owned with Incara Pharmaceuticals. Incara Pharmaceuticals recorded as other income its portion of the gain on the trademark sale ($96,000) along with its pro rata gain from CPEC ($54,000). Incara Pharmaceuticals received cash distributions of $140,000 from CPEC during fiscal 2002. CPEC had $36,000 of net assets at September 30, 2002. Incara’s share of CPEC’s net assets is included in other current assets.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2002 and 2001 (in thousands):

	2002	2001
Office equipment	$447	$441
Laboratory equipment	1,345	1,079
Leasehold improvements	581	561

	2,373	2,081
Less: accumulated depreciation and amortization	(1,121)	(740)

	$1,252	$1,341

The above amounts included equipment under capital lease obligations with a cost of $125,000 and $92,000 at September 30, 2002 and 2001, respectively, and a net book value of $42,000 and $33,000 at September 30, 2002 and 2001, respectively. Depreciation and amortization expense was $381,000, $164,000 and $260,000 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. In addition, equipment with a cost of $681,000 and a net book value of $518,000 was pledged as collateral on notes payable at September 30, 2002.

F.    ACCRUED EXPENSES

At September 30, 2002 and 2001, accrued expenses consisted of the following (in thousands):

	2002	2001
Payroll-related liabilities	$337	$474
Other	40	49

	$377	$523

G.    COMMITMENTS

The Company leases office and laboratory space under a non-cancelable operating lease that expires in June 2006. Rent expense under non-cancelable operating leases was $378,000, $292,000 and $423,000 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. The Company also leases equipment under capital leases.

At September 30, 2002, the Company’s non-cancelable future minimum payments under lease arrangements were as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2003	$401	$53
2004	414	—
2005	426	—
2006	326	—

Total minimum lease payments	$1,567	53

Less: amount representing interest		(4)

Present value of future minimum lease payments		$49

The Company remains contingently liable through May 2007 on debt and lease obligations of approximately $5,434,000 assumed by the purchaser of a division of the Company, referred to as IRL, including the IRL facility lease in Cranbury, New Jersey (See Note N). In addition, in connection with a financing arrangement, the financing company has the right to receive, at its option, either $60,000 or a warrant to purchase 60,000 shares of the Company’s common stock.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H.    NOTES PAYABLE

In October 2001, the Company executed a Master Loan and Security Agreement with Transamerica Technology Finance Corporation (“Transamerica”) to finance equipment purchases. In October 2001, the Company borrowed $565,000 from Transamerica and pledged equipment with a cost of $681,000 as collateral.

At September 30, 2002, the future minimum payments under the note payable with Transamerica were as follows (in thousands):

Fiscal year
2003	$208
2004	193
2005	125

Total future note payments	526
Less: amounts representing interest	(85)

Present value of future note payments	$441

In October 2001 and February 2002, Incara Pharmaceuticals borrowed from Elan $857,000 and $518,000, respectively, pursuant to the terms of a note arrangement with Elan. In February 2002, Incara Pharmaceuticals, with Elan’s consent, converted the outstanding principal and accrued interest of $1,400,000 into 480,000 shares of common stock and 58,883 shares of Incara Pharmaceuticals’ Series B non-voting convertible preferred stock (“Series B Stock”). In August 2002, Incara Pharmaceuticals borrowed from Elan $638,000 pursuant to the terms of the note arrangement. The note payable accrues interest at 10% compounded semi-annually. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. Incara Pharmaceuticals has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due. As of September 30, 2002, the outstanding balance on the note payable to Elan was $647,000.

I.    REDEEMABLE CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

In January 2001, Incara Pharmaceuticals issued to Elan 12,015 shares of Series C redeemable convertible exchangeable non-voting preferred stock (“Series C Stock”), which shares were outstanding at September 30, 2002 and 2001 (see Note M). The Series C Stock has liquidation preferences in advance of common stock and the Series B Stock, which is on par with common stock upon a liquidation.

The Series C Stock bears a mandatory stock dividend of 7%, compounded annually. The Series C Stock is exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by Incara Pharmaceuticals which, if exchanged, would give Elan ownership of 50% of the initial amount of combined common and preferred stock of Incara Development on an as- converted basis. Because the exchange feature allows the Series C Stock to be redeemed for certain assets of Incara Pharmaceuticals, the Series C Stock is presented outside of stockholders’ equity (deficit). After December 20, 2002, the Series C Stock is convertible by Elan into shares of Series B Stock at the rate of $64.90 per share. If the Series C Stock is outstanding as of December 21, 2006, Incara Pharmaceuticals will exchange the Series C Stock and accrued dividends, at its option, for either cash or shares of stock and warrants of Incara Pharmaceuticals having a then fair market value of the amount due.

J.    STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock:  The Certificate of Incorporation of Incara Pharmaceuticals authorizes the issuance of up to 3,000,000 shares of Preferred Stock, at a par value of $.01 per share. The Board of Directors has the authority to issue Preferred Stock in one or more series, to fix the designation and number of shares of each such series, and to determine or change the designation, relative rights, preferences, and limitations of any series of Preferred Stock, without any further vote or action by the stockholders of the Company. In January 2001, Incara Pharmaceuticals issued to Elan 28,457 shares of Series B Stock and 12,015 shares of Series C Stock. In February 2002, the Company issued 58,883 shares of Series B Stock and 480,000 shares of common stock to Elan in exchange for a $1,400,000 note payable to Elan. In May 2002, the Company sold 416,204 shares of Series B Stock to Elan for $3,000,000. All

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issued shares of preferred stock were outstanding at September 30, 2002 (see Note M). Each share of Series B Stock is convertible into ten shares of common stock. The Series C Stock has liquidation preferences in advance of common stock and Series B Stock, which is on par with common stock upon a liquidation.

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

In January 2001, Incara Pharmaceuticals issued to Elan 825,000 shares of common stock and in February 2002 Incara Pharmaceuticals issued to Elan 480,000 shares of common stock (see Note M).

On December 20, 2000, Incara Pharmaceuticals entered into a Settlement Agreement and Release with Knoll to resolve a dispute regarding a payable owed by Incara Pharmaceuticals to Knoll for a discontinued program. As of the settlement date, the accrued liability, net of related receivables, was $1,250,000. Incara Pharmaceuticals paid Knoll $70,000 and issued to Knoll 175,000 shares of common stock (with a fair value of approximately $416,000) in exchange for a full release of all amounts owed to Knoll. In conjunction with the settlement, Indevus Pharmaceuticals, Inc. (“Indevus”), formerly known as Interneuron Pharmaceuticals, Inc., returned 34,825 shares of Incara Pharmaceuticals common stock owned by Indevus to the Company as partial payment of a related receivable owed to Incara Pharmaceuticals by Indevus. This settlement eliminated the accrued liability owed to Knoll and reduced the Company’s net loss by $767,000 in fiscal 2001.

In January and February 2000, Incara Pharmaceuticals repurchased 104,100 shares of its common stock at a cost of $331,000 through purchases on the stock market. In July 2000, Incara Pharmaceuticals purchased from each of Lola M. Reid, Ph.D. and James D. Crapo, M.D., both of whom were consultants to Incara Pharmaceuticals, 18,000 shares of Incara Pharmaceuticals’ common stock at a per share price of $2.25, the closing price as listed on Nasdaq on July 26, 2000. The shares repurchased had been issued to Drs. Reid and Crapo in the acquisitions of Cell Technologies and Aeolus on March 31, 2000 (see Note N).

In May 1998, Incara Pharmaceuticals issued 494,823 shares of common stock as the first installment of a merger (the “Transcell Merger”) with Transcell Technologies, Inc. (“Transcell”). Indevus was the majority stockholder of Transcell. In lieu of the second installment payment due to Indevus, Indevus retained 281,703 shares of Incara Pharmaceuticals common stock owned by Indevus. In August 1999, Incara Pharmaceuticals issued 867,583 shares of Incara Pharmaceuticals common stock, valued at approximately $1.38 per share, to the other former Transcell stockholders as payment for their second installment of the Transcell Merger in the principal amount of $1,202,000. Incara Pharmaceuticals issued the third and final installment of the purchase price of 856,861 shares of Incara Pharmaceuticals common stock, valued at approximately $3.36 per share, to the former stockholders of Transcell in February 2000. The issuance of these additional shares did not impact the Company’s operating results, because the value of these shares was included in the determination of the purchase price of Transcell in fiscal 1998.

        Warrants:  As of September 30, 2002, warrants to purchase 1,221,804 shares of common stock and 22,191 shares of Series B Stock were outstanding. The warrants for the Series B Stock are exercisable at $72.12 per share and expire in December 2005. The details of the warrants for common stock outstanding at September 30, 2002 were as follows:

Number of Shares	Exercise Price	Expiration Date
17,783	$ 13.49	May 2003
18,605	$ 1.6125	August 2006
1,067,828	$ 2.025	August 2006
100,000	$ 2.025	October 2006
17,588	$ 1.99	October 2008

1,221,804

        The Company incurred $112,000 of expense related to warrants issued in fiscal 2002. The Company has the option, upon 30 days notice, to redeem warrants to purchase 1,037,531 shares of common stock that expire in August 2006 at a price of $0.01 per warrant share, if, and only if, at the time notice of such redemption is given, the closing price for the stock for each of the 30 consecutive trading days immediately preceding the date that the redemption notice is given exceeded approximately $6.075.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K.    STOCK COMPENSATION PLANS

Restricted Stock:  As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company’s management, employees and key consultants, the Company’s Board of Directors adopted the 1999 Equity Incentive Plan (the “Equity Plan”) in September 1999. The Equity Plan provides for the grant of restricted stock (“Restricted Stock”) awards which entitle employees and consultants of the Company (the “Participants”) to receive shares of common stock upon satisfaction of specified vesting periods. In May 2002, the Equity Plan was amended to increase the common stock reserved for issuance to 2,000,000 shares. During September 1999, an aggregate of 1,209,912 shares of Restricted Stock were granted to employees and key consultants in consideration of services rendered by the Participants to the Company, the cancellation of options for an equal number of shares of common stock and payment of the par value of the shares. In May 2002, an additional 711,750 shares were granted to employees and a key consultant in consideration of services rendered by the Participants to the Company. A total of 686,813 shares of Restricted Stock were unvested at September 30, 2002, of which 113,460 shares vested in October 2002 and the remaining shares vest in equal monthly installments through May 2006.

The Company has incurred and will continue to incur compensation expense through the vesting period of the Restricted Stock. The value of the Restricted Stock awards of 1,209,912 shares at the date of the grant in 1999 totaled $755,000, based on the trading price of the Company’s common stock of $0.625 per share. The value of the Restricted Stock awards of 711,750 shares in May 2002 totaled $252,000, based on the average trading price of the Company’s common stock of $0.354 per share. The value of the Restricted Stock is amortized on a straight-line basis over the vesting period. The Company recognized $147,000, $117,000 and $424,000 of expenses related to these awards during the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Employee Stock Purchase Plan:  In October 1995, Incara Pharmaceuticals adopted the Employee Stock Purchase Plan (the “ESPP”). In March 2002, the stockholders approved an amendment to increase the common stock reserved for issuance under the ESPP to 600,000 shares. Offerings are for one-year periods beginning on October 1 of each year (an “Offering”) and are divided into two six-month Purchase Periods (the “Purchase Periods”). Employees may contribute up to ten percent (10%) of gross wages, with certain limitations, via payroll deduction, to the ESPP. Common stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the closing price of Incara Pharmaceuticals’ common stock on the first day of an Offering or the last day of the related Purchase Period. As of September 30, 2002, Incara Pharmaceuticals had sold 464,009 shares of common stock pursuant to the ESPP and 135,991 shares were reserved for future issuances.

Stock Option Plan:  Under Incara Pharmaceuticals’ 1994 Stock Option Plan (the “Option Plan”), incentive stock options (“ISOs”) or non-qualified stock options to purchase 4,500,000 shares of Incara Pharmaceuticals’ common stock may be granted to employees, directors and consultants of the Company. As of September 30, 2002, 1,004,270 shares were available to be granted under the Option Plan. The exercise price of the ISOs granted under the Option Plan must not be less than the fair market value of the common stock as determined on the date of the grant. The options may have a term up to 10 years. Options typically vest over three to four years following the date of the grant.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity under the Option Plan was as follows:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 1999	984,561	$ 2.70
Granted	781,540	$ 3.93
Exercised	(140,000)	$ 0.36
Cancelled	(288,941)	$ 5.57

Outstanding at September 30, 2000	1,337,160	$ 3.05
Granted	1,004,516	$ 2.62
Exercised	(27,360)	$ 0.48
Cancelled	(61,168)	$ 3.31

Outstanding at September 30, 2001	2,253,148	$ 2.88
Granted	1,031,019	$ 0.99
Cancelled	(5,724)	$ 2.40

Outstanding at September 30, 2002	3,278,443	$ 2.29

The details of stock options outstanding at September 30, 2002 were as follows:

Range of Exericse Price	Options Outstanding			Options Exercisable
	Number Outstanding at September 30, 2002	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2002	Weighted Average Exercise Price
$ 0.04 – $ 0.07	27,029	$ 0.05	6.3 years	17,029	$ 0.04
$ 0.36 – $ 0.63	684,798	$ 0.46	6.1 years	373,901	$ 0.42
$ 0.81 – $ 1.15	364,874	$ 1.07	6.5 years	344,874	$ 1.07
$ 1.28	475,204	$ 1.28	9.3 years	469,204	$ 1.28
$ 1.45 – $ 2.69	580,259	$ 1.89	8.3 years	381,951	$ 1.84
$ 3.18 – $ 3.19	591,914	$ 3.19	8.0 years	379,762	$ 3.19
$ 5.09 – $ 8.00	526,989	$ 5.30	7.4 years	515,708	$ 5.31
$11.03 – $20.50	27,376	$14.42	3.6 years	27,376	$14.42

$ 0.04 – $20.50	3,278,443	$ 2.29	7.5 years	2,509,805	$ 2.46

Under the principles of APB No. 25, the Company does not recognize compensation expense associated with the grant of stock options to employees unless an option is granted with an exercise price at less than fair market value. SFAS 123 requires the use of option valuation models to recognize as expense stock option grants to consultants and to provide supplemental information regarding options granted to employees after September 30, 1995. No stock options were granted to consultants during fiscal 2002. Stock options granted to consultants for fiscal 2001 and 2000 were fully vested when issued, and $83,000 and $838,000, respectively, was expensed upon issuance.

The Company’s pro forma information utilizing the Black-Scholes option valuation model for the fiscal years ended September 30, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Net loss attributable to common stockholders (in thousands):
As reported	$12,189	$22,865	$6,665
Pro forma	$13,614	$24,215	$6,965
Basic and diluted net loss per weighted share attributable to common stockholders:
As reported	$0.94	$2.78	$1.21
Pro forma	$1.05	$2.94	$1.26

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

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	139%	131%	133%
Risk-free interest rate	1.5% - 4.9%	5.1% - 5.7%	6.0% - 6.3%
Expected option life after shares are vested	3 years	2 years	2 years

For the fiscal years ended September 30, 2002, 2001 and 2000, all stock options were issued at the fair market value of a share of common stock or above. The weighted average fair value of the options granted during fiscal 2002 was approximately $0.79 per share.

L.    INCOME TAXES

As of September 30, 2002 and 2001, the Company had federal net operating loss carryforwards of $76,321,000 and $66,798,000, respectively, and state operating loss carryforwards of $36,803,000 and $27,931,000, respectively. The use of these federal net operating loss carryforwards might be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. The federal net operating losses will begin to expire in 2010. The state net operating losses will begin to expire in 2002. Additionally, the Company had federal research and development carryforwards as of September 30, 2002 and 2001 of $2,290,000 and $1,740,000, respectively.

Significant components of the Company’s deferred tax assets at September 30, 2002 and 2001 consisted of the following (in thousands):

	2002	2001
Net operating loss carryforwards	$27,649	$24,002
AMT credit carryforwards	37	37
Research and development credit carryforwards	2,290	1,740
Accrued payroll related liabilities	1,090	1,159
Charitable contribution carryforwards	961	874
Other	656	653

Total deferred tax assets	32,683	28,465
Valuation allowance for deferred assets	(32,683)	(28,465)

Net deferred tax asset	$—	$—

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance. The change in the valuation allowance is primarily a result of the net operating loss carryforwards.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows (dollars in thousands):

	2002	2001	2000
Effective tax rate	0%	0%	0%

United States Federal tax at statutory rate	$(3,843)	$(7,552)	$(2,266)
State taxes (net of federal benefit)	(412)	(356)	1
Change in valuation reserves	4,218	4,449	226
Pipeline research and development	—	—	2,273
Loss in foreign subsidiary	354	4,187	—
Other	(317)	(728)	(234)

Provision for income taxes	$—	$—	$—

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.    ELAN CORPORATION TRANSACTIONS

On January 22, 2001, Incara Pharmaceuticals closed on a collaborative transaction with Elan. As part of the transaction, Elan and Incara Pharmaceuticals formed a Bermuda corporation, Incara Development, Ltd., to develop a compound being investigated as a drug treatment for inflammatory bowel disease (“deligoparin”). Incara Pharmaceuticals owns all of the common stock and 60.2% of the non-voting preferred shares of Incara Development and Elan owns 39.8% of the non-voting preferred shares of Incara Development. As part of the transaction, Elan and Incara Pharmaceuticals entered into license agreements under which Incara Pharmaceuticals licensed to Incara Development rights to deligoparin and Elan licensed to Incara Development proprietary drug delivery technology.

As part of the transaction, Elan also purchased 825,000 shares of Incara Pharmaceuticals’ common stock, 28,457 shares of Series B Stock and a five-year warrant to purchase 22,191 shares of Series B Stock at an exercise price of $72.12 per share for an aggregate purchase price of $4,000,000. Each share of Series B Stock is convertible into ten shares of common stock. Elan also purchased 12,015 shares of Series C Stock with a face value of $1,000 per share, or a total of $12,015,000. Incara Pharmaceuticals contributed to Incara Development the proceeds from the issuance of the Series C Stock in exchange for securities of Incara Development. Elan also contributed $2,985,000 to Incara Development for its shares of preferred stock of Incara Development. In addition, Elan granted Incara Development a license to Elan’s proprietary drug delivery technology for a license fee of $15,000,000.

The Series C Stock bears a mandatory stock dividend of 7%, compounded annually. The Series C Stock is exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by Incara Pharmaceuticals which, if exchanged, would give Elan ownership of 50% of the initial amount of combined common and preferred stock of Incara Development. Because the exchange feature allows the Series C Stock to be redeemed for certain assets of Incara Pharmaceuticals, the Series C Stock is presented outside of stockholders’ equity (deficit) and is reported at its current redemption value. Future adjustments to the Series C Stock carrying value may be necessary to adjust the carrying value to the current fair value of the assets required to be delivered under the exchange provision, reduced by any amounts owed to Incara Pharmaceuticals by Elan upon an exchange under the terms of the Series C Stock. These terms require Elan to reimburse the Company for the portion of Incara Development’s cumulative losses that Incara Pharmaceuticals funded in excess of its then remaining 50% ownership. After December 20, 2002, the Series C Stock is convertible by Elan into shares of Series B Stock at the rate of $64.90 per share. If the Series C Stock is outstanding as of December 21, 2006, Incara Pharmaceuticals will exchange the Series C Stock and accrued dividends, at its option, for either cash or shares of stock and warrants of Incara Pharmaceuticals having a then fair market value of the amount due.

As part of the transaction, Elan and Incara Pharmaceuticals intended to fund Incara Development pro rata, based on their respective percentage ownership of the combined outstanding common and preferred stock of Incara Development. Of the outstanding combined common and non-voting preferred shares of Incara Development, Elan owns 19.9% and Incara Pharmaceuticals owns 80.1%. Subject to mutual agreement, Elan agreed to lend Incara Pharmaceuticals up to $4,806,000 to fund Incara Pharmaceuticals’ pro rata share of development funding for Incara Development. In return, Incara Pharmaceuticals issued a convertible promissory note that bears interest at 10% compounded semi-annually on the amount outstanding thereunder. After December 20, 2002, the note is convertible at the option of Elan into shares of Series B Stock at $43.27 per share. The note will mature on December 21, 2006, when the outstanding principal plus accrued interest will be due and payable. Incara Pharmaceuticals has the option to repay the note either in cash or in shares of Series B Stock and warrants having a then fair market value of the amount due. In October 2001 and February 2002, Incara Pharmaceuticals borrowed from Elan $857,000 and $518,000, respectively, pursuant to the terms of the note arrangement with Elan. In February 2002, Incara Pharmaceuticals, with Elan’s consent, converted the outstanding principal and accrued interest of $1,400,000 into 480,000 shares of common stock and 58,883 shares of Series B Stock. In August 2002, Incara Pharmaceuticals borrowed from Elan $638,000 pursuant to the terms of the note arrangement. The outstanding balance on the note payable to Elan was $647,000 as of September 30, 2002.

For financial reporting purposes, the value recorded as Incara Pharmaceuticals’ initial investment in Incara Development is the same as the fair value of the Series C Stock issued, which was $12,015,000. The technology obtained by Incara Development from Elan was expensed at inception because the feasibility of using the contributed technology in conjunction with deligoparin had not been established and Incara Development had no alternative future use for the contributed technology. Incara Pharmaceuticals immediately expensed as “Equity in loss of Incara Development” its initial investment in Incara Development, reflective of Incara Pharmaceuticals’ pro rata interest in Incara Development. From the date of issue up to December 21, 2006, Incara Pharmaceuticals will accrete the Series C Stock for the 7% dividend from its recorded value up to its redemption value. Upon a liquidation of the Company, holders of Series C Stock will be entitled to liquidation payments equal to the face value per share at issuance plus accrued dividends.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While Incara Pharmaceuticals owns all of the outstanding common stock and 60.2% of the non-voting preferred stock of Incara Development, Elan has retained significant minority investor rights, including 50% control of the management committee which oversees the deligoparin program, that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. Elan and Incara Pharmaceuticals fund Incara Development on a pro rata basis based on their respective ownership of the combined outstanding common and preferred stock of Incara Development. In accordance with APB 18, the Company recognized 100% of the losses of Incara Development to the extent of its original investment, plus all subsequent losses of Incara Development to the extent that it has committed to provide further financial support to fund those losses.

Incara Development is a development stage company with no revenue. During the fiscal year ended September 30, 2002, Incara Development had operating expenses of approximately $1,593,000, which included $1,454,000 for expenses and management services invoiced to Incara Development by Incara Pharmaceuticals. During the fiscal year ended September 30, 2001, Incara Pharmaceuticals’ equity in loss of Incara Development was $12,650,000, including $12,015,000 for Incara Pharmaceuticals’ interest in the immediate write-off at inception of the contributed technology by Elan to Incara Development. Excluding the initial license fee for the contributed technology by Elan, Incara Development had operating expenses of approximately $1,235,000 for the fiscal year ended September 30, 2001, which included $1,147,000 for expenses and management services invoiced to Incara Development by Incara Pharmaceuticals.

Incara Pharmaceuticals invoices Incara Development for research and development expenses that Incara Pharmaceuticals incurs on behalf of Incara Development. These expenses are recognized as a reduction of Incara Pharmaceuticals’ research and development expenses, net of intercompany profits. The following table is a reconciliation of the net loss of Incara Development to the “Equity in loss of Incara Development” included in the Company’s statements of operations (in thousands).

	2002	2001
Incara Development net loss	$1,593	$16,235

Incara Pharmaceuticals’ portion (80.1%)	$1,276	$13,004
Profit on services provided to Incara Development	(256)	(334)
Other	20	(20)

Equity in loss of Incara Development	$1,040	$12,650

In September 2002, Incara Development ended its Phase 2/3 clinical trial and the development of deligoparin due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study. Although the drug appeared to be safe, the results of the trial did not justify further development of deligoparin for treatment of ulcerative colitis and the development of deligoparin was terminated. Elan and the Company intend to end their collaboration in the joint venture.

In May 2002, Elan purchased 416,204 shares of Series B Stock for $3,000,000. Elan agreed that it would make additional equity investments in the future based upon the completion of various financial and clinical milestones related to Aeolus’ program for catalytic antioxidant compounds as adjunctive agents to cancer treatment. Elan received an exclusive option to negotiate commercialization or collaboration terms at a later phase relating to catalytic antioxidants being developed by Aeolus in the prevention and treatment of radiation-induced and chemotherapy-induced tissue damage (the “Antioxidant Agreement”). In addition to its other rights, Elan may cancel the Antioxidant Agreement for any reason upon 30 days notice.

N.    ACQUISITIONS AND DISPOSITION

Incara Cell Technologies, Inc. and Aeolus Pharmaceuticals, Inc.

On March 31, 2000, Incara Pharmaceuticals purchased all of the minority interests of Cell Technologies and Aeolus. Prior to the acquisitions, Incara Pharmaceuticals owned 78.0% of Cell Technologies and 65.8% of Aeolus. Incara Pharmaceuticals issued 1,220,041 shares of its common stock in exchange for the subsidiaries’ minority ownership. The acquisitions have been accounted for using the purchase method of accounting. The total purchase price of $6,664,000 consisted of 1,220,041 shares of Incara Pharmaceuticals’ common stock with a fair value of $5.46 per share, based on the price of Incara Pharmaceuticals’ common stock at the date of acquisition. The total purchase price was allocated to purchased in-process research and development and immediately

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

charged to operations because at the date of the acquisition the in-process research purchased was in preclinical stages, feasibility had not been established and it was deemed to have no alternative future use. Additionally, Cell Technologies and Aeolus had no workforce or other tangible fixed assets. Cell Technologies and Aeolus had incurred approximately $10,000,000 in research and development costs prior to the acquisition of the minority interests by Incara Pharmaceuticals. Incara Pharmaceuticals expected that it would take until at least 2006 to complete development of all aspects of the research and that Cell Technologies and Aeolus would need to spend in excess of an additional $50,000,000 to do so.

IRL

On December 29, 1999, the Company sold IRL, its anti-infectives drug discovery division, to a private pharmaceutical company for $11,000,000 in cash. The transaction involved the sale of assets associated with IRL, including rights under a research collaboration (the “Merck Collaboration”) with Merck & Co., Inc. and the assumption of related liabilities by the purchaser. The Company recognized a gain of $9,751,000 on the sale of IRL. The Company remains contingently liable through May 2007 on debt and lease obligations of approximately $5,433,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

O.     AGREEMENTS

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

National Jewish Medical and Research Center Agreements

Aeolus has an exclusive worldwide license (“NJC License”) from National Jewish Medical and Research Center (“NJC”) to develop, make, have made, use and sell products using certain technology developed by certain scientists at NJC. The NJC License requires Aeolus to use commercially reasonable efforts to diligently pursue the development and government approval of products using the licensed technology. Aeolus will pay royalties to NJC on net product sales during the term of the NJC License and a milestone payment upon regulatory approval. In addition, Aeolus is obligated under the NJC License to pay all or a portion of patent prosecution, maintenance and defense costs. Unless earlier terminated, the NJC License continues until the expiration of the last to expire issued patent on the licensed technology. Aeolus also has a sponsored research agreement with NJC that grants Aeolus an option to negotiate a royalty-bearing exclusive license for certain technology, patents and inventions resulting from research by certain individuals at NJC within the field of antioxidant, nitrosylating and related areas. Aeolus has agreed to support certain of NJC’s costs incurred in performance of the research, of which $50,000 remained to be paid as of September 30, 2002.

UNC License

Cell Technologies has a sponsored research agreement (the “UNC Agreement”) with the University of North Carolina at Chapel Hill (“UNC”) which covers research at UNC by scientists in the area of hepatic stem cells and which grants Cell Technologies a first option to obtain an exclusive license to inventions resulting from the agreement with UNC. Cell Technologies has agreed to reimburse UNC for certain costs incurred in connection with the research, of which $341,000 remained to be paid as of September 30, 2002. In August 1999, Cell Technologies obtained an exclusive worldwide license (the “UNC License”) from UNC to make, use and sell products using proprietary information and technology developed under the UNC Agreement. Cell Technologies paid license fees of $75,000 to UNC and will also pay milestones on certain development events and royalties on net sales. Cell Technologies is also obligated to pay patent filing, prosecution, maintenance and defense costs. Unless terminated earlier, the UNC License continues until the last underlying patent expires (see Note Q).

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Albert Einstein College of Medicine Agreements

Cell Technologies has exclusive worldwide license rights from Albert Einstein College of Medicine (“AECM”) for patents resulting from research conducted on liver and precursor cells by Dr. Lola M. Reid, a consultant, and other scientists, while Dr. Reid was at AECM. Cell Technologies must pay royalties to AECM on net product sales during the term of the licenses and must pay minimum royalties beginning in 2004. Cell Technologies must also pay patent prosecution, maintenance and defense costs. Unless terminated earlier, the license continues until the last underlying patent expires. Cell Technologies has a first option to obtain an exclusive license to inventions resulting from a sponsored research program with AECM (see Note Q).

Opocrin License

In July 1998, Incara Pharmaceuticals licensed deligoparin from Opocrin S.p.A., of Modena, Italy (“Opocrin”). The license rights were transferred to Incara Development in January 2001. Incara Development was investigating the use of deligoparin as a drug for the treatment of inflammatory bowl disease. The license is worldwide except for Japan and Korea. Incara Development is responsible for conducting clinical trials for deligoparin and Incara Pharmaceuticals or Incara Development is required to make additional milestone payments to Opocrin upon initiation of Phase 3 clinical trials, upon filing for regulatory approval, upon obtaining regulatory approval and upon achieving specified annual sales. In September 2002, Incara Development ended its Phase 2/3 clinical trial and the development of deligoparin due to unsatisfactory clinical trial results.

Merck Collaboration

In July 1997, IRL entered into the Merck Collaboration to discover and commercialize certain novel antibacterial agents. The Company recognized contract revenue in conjunction with this agreement of $100,000 for the fiscal year ended September 30, 2000. In conjunction with the sale of IRL, the Company transferred its rights and obligations under the Merck Collaboration and its related licenses to the purchaser.

P.     QUARTERLY FINANCIAL DATA (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)
Fiscal 2002
Total revenue	$35	$2	$3	$46	$86
Net loss	$(2,887)	$(2,743)	$(3,159)	$(2,513)	$(11,302)
Net loss attributable to common stockholders	$(3,101)	$(2,965)	$(3,383)	$(2,740)	$(12,189)
Net loss per weighted share attributable to common stockholders:
Basic and diluted	$(0.25)	$(0.23)	$(0.26)	$(0.20)	$(0.94)

Fiscal 2001
Total revenue	$—	$3	$15	$26	$44
Net loss	$(1,639)	$(14,444)	$(3,002)	$(3,128)	$(22,213)
Net loss attributable to common stockholders	$(1,639)	$(14,623)	$(3,237)	$(3,366)	$(22,865)
Net loss per weighted share attributable to common stockholders:
Basic and diluted	$(0.24)	$(1.89)	$(0.40)	$(0.32)	$(2.78)

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Q.     SUBSEQUENT EVENTS

On October 31, 2002, Incara Pharmaceuticals sold substantially all of the assets of Cell Technologies to Vesta Therapeutics, Inc. (“Vesta”). The Company received a right to royalties on products developed using intellectual property transferred to Vesta and other proceeds of $3,313,000, which consisted of $2,845,000 of cash payments and $468,000 of reduction in the Company’s notes payable to Transamerica and its capital lease obligations. As part of the transaction, the Company sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related agreements to Vesta, including the UNC Agreement, the UNC License and the license and sponsored research program with AECM. The Company also intends to accrue a liability of approximately $859,000 in the first quarter of fiscal 2003 for future costs associated with Cell Technologies’ leased laboratory facility, which we did not transfer in the transaction. The Company expects to recognize a gain of approximately $1,882,000 on the sale in the first quarter of fiscal 2003. The Company incurred $4,655,000 of research and development expenses for Cell Technologies during fiscal 2002.

Incara Development, Ltd.
(A Development Stage Company)

FINANCIAL STATEMENTS
For the Period from Inception (January 5, 2001)
through September 30, 2002 (expressed in U.S. dollars)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Incara Development, Ltd.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Incara Development, Ltd. (a development stage company) (the “Company”) as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the year ended September 30, 2002, the period from inception on January 5, 2001 through September 30, 2001 and the period from inception on January 5, 2001 through September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Raleigh, North Carolina
November 1, 2002

INCARA DEVELOPMENT, LTD.
(a Development Stage Company)

BALANCE SHEETS
(expressed in U.S. dollars)

	September 30,
	2002	2001
Assets

Current assets:
Cash and cash equivalents	$240	$—

	$240	$—

Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit

Current liabilities:
Accrued liabilities	10,000	10,000
Due to related parties	296,073	1,225,388

Total current liabilities	306,073	1,235,388

Redeemable preferred stock, $1 par value; 6,000 shares authorized; 6,000 shares issued and outstanding at September 30, 2002 and 2001	7,500,000	7,500,000

Stockholders’ Deficit:
Common stock, $1 par value; 6,000 shares authorized; 6,000 shares issued and outstanding at September 30, 2002 and 2001	6,000	6,000
Additional paid-in capital (contributed surplus)	10,016,621	7,494,000
Accumulated deficit	(17,828,454)	(16,235,388)

Total stockholders’ deficit	(7,805,833)	(8,735,388)

	$240	$—

The accompanying notes are an integral part of these financial statements.

INCARA DEVELOPMENT, LTD.
(a Development Stage Company)

STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)

		Period from Inception (January 5, 2001) through September 30, 2001	Cumulative from Inception (January 5, 2001) to September 30, 2002
	Year ended September 30, 2002

Operating expenses :
Purchased in-process research and development	$—	$15,000,000	$15,000,000
Research and development	1,568,272	1,210,447	2,778,719
General and administrative	24,794	24,941	49,735

Total operating expenses	1,593,066	16,235,388	17,828,454

Net loss	$(1,593,066)	$(16,235,388)	$(17,828,454)

The accompanying notes are an integral part of these financial statements.

INCARA DEVELOPMENT, LTD.
(a Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(expressed in U.S. dollars)

			Additional paid-in capital (contributed surplus)
	Common stock			Accumulated deficit	Total
	Shares	Amount
Contributed at Inception (January 5, 2001)	6,000	$6,000	$7,494,000	$—	$7,500,000
Net loss	—	—	—	(16,235,388)	(16,235,388)

Balance at September 30, 2001	6,000	6,000	7,494,000	(16,235,388)	(8,735,388)
Contributions by stockholders	—	—	2,522,621	—	2,522,621
Net loss	—	—	—	(1,593,066)	(1,593,066)

Balance at September 30, 2002	6,000	$6,000	$10,016,621	$(17,828,454)	$(7,805,833)

The accompanying notes are an integral part of these financial statements.

INCARA DEVELOPMENT, LTD.
(a Development Stage Company)

STATEMENTS OF CASH FLOWS
(expressed in U.S. dollars)

	Year ended September 30, 2002	Inception (January 5, 2001) through September 30, 2001	Cumulative from inception (January 5, 2001) to September 30, 2002
Cash flows from operating activities:
Net loss	$(1,593,066)	$(16,235,388)	$(17,828,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchased in-process research and development	—	15,000,000	15,000,000
Changes in operating assets and liabilities:
Accrued liabilities	—	10,000	10,000
Due to related parties	(929,315)	1,225,388	296,073

Net cash used in operating activities	(2,522,381)	—	(2,522,381)

Cash flow from investing activity:
Purchase of license agreements	—	(15,000,000)	(15,000,000)

Net cash used by investing activity	—	(15,000,000)	(15,000,000)

Cash flow from financing activities:
Contributions from stockholders	2,522,621	—	2,522,621
Proceeds from sale of common stock	—	7,500,000	7,500,000
Proceeds from sale of preferred stock	—	7,500,000	7,500,000

Net cash provided by financing activities	2,522,621	15,000,000	17,522,621

Net increase in cash and cash equivalents	240	—	240
Cash and cash equivalents–Beginning of period	—	—	—

Cash and cash equivalents–End of period	$240	$—	$240

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

Incara owns all of the common stock and 60.2% of the non-voting convertible preferred shares of IDL and Elan owns 39.8% of the non-voting convertible preferred shares of IDL. As part of the initial transaction, Elan and Incara entered into license agreements under which Incara licensed to IDL rights to a compound being investigated as a drug treatment for inflammatory bowel disease (“deligoparin”) and Elan licensed to IDL proprietary drug delivery technology. EIS and Incara may provide to the Company, by way of contributed surplus or a loan, as agreed by both parties, up to an aggregate maximum amount of $6,000,000 in development funding, and any additional funding to develop the Company’s “Products” pursuant to the JDOA. This funding is to be provided by EIS and Incara on a pro-rata basis, based on their fully diluted equity interests in the Company at the time of each funding.

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

In September 2002, the Company ended its Phase 2/3 clinical trial and the development of deligoparin because the clinical trial results showed that deligoparin did not meet the primary or secondary endpoints of the study. Incara and Elan intend to end their collaboration.

2.     Liquidity

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $17,828,454 at September 30, 2002, incurred a net loss of $1,593,066 for the year then ended, and expects to incur additional losses in fiscal 2003. The ability of the Company to continue all of its current programs is dependent on the Joint Venture partners meeting their obligations under the JDOA.

3.     Significant accounting policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Research and development costs: Research and development costs are charged as an expense of the period in which they are incurred.

INCARA DEVELOPMENT, LTD.
(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)
(expressed in U.S. dollars)

Use of estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

4.     Comprehensive income

Comprehensive income (loss) approximates net loss for the periods ended September 30, 2002 and 2001.

5.     Research and development

The amount due to shareholders and companies related through common ownership represents costs for research and development that are subcontracted to Incara and Elan. Research and development expenses charged by Incara were $1,454,056 and $1,146,817 for the periods ended September 30, 2002 and 2001, respectively, and charges by Elan were $114,216 and $63,630 for the periods ended September 30, 2002 and 2001, respectively. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established at contractual rates agreed to by the related parties. Further, the amount due to shareholders is unsecured, and interest free with no set terms of repayment.

6.     In-process research and development

During the period from inception to September 30, 2001, the Company entered into license arrangements with Elan and Incara to acquire rights to certain intellectual property (as described in note 1). The license acquired from Incara related to early stage technology that, in the opinion of management, had not reached technological feasibility. In addition, management concluded that the license from Elan was only to be used in conjunction with deligoparin and had no alternative future uses. Therefore, all the license fees were deemed to be in-process research and development and were charged to expense for the period.

7.     Preferred Stock

In January 2001, the Company issued 6,000 shares of non-voting convertible preference stock (“Preferred Stock”) with a par value of $1.00 each. During fiscal 2002, the preferred stock share premium was reduced to nil and designated as contributed surplus. 3,612 shares of Preferred Stock were issued to Incara and 2,388 shares of Preferred Stock were issued to EIS. At any time after January 19, 2003, the holders of the Preferred Stock have the right to convert all, or a portion, of such Preferred Stock into shares of common stock on a one-to-one basis. Upon liquidation of the Company and certain other events such as a merger as described in the Company’s By-Laws, the holders of the Preferred Stock will be entitled to be paid out of the assets of the Company available for distribution to stockholders up to $1,250 per share before any distribution or payment is made to the holders of any other classes of stock.

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

INCARA DEVELOPMENT, LTD.
(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)
(expressed in U.S. dollars)

During fiscal 2002, the common stock share premium was reduced to nil and designated as contributed surplus. During the year ended September 30, 2002, Incara and Elan also contributed $2,020,619 and $502,001, respectively, to contributed surplus to fund IDL’s operations.

9.     Taxes

Under current Bermuda law the Company is not required to pay any taxes in Bermuda on either income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that in the event of such taxes being imposed, the Company will be exempted from taxation until the year 2016.