Form 10-K/A
period 2002-09-30
INCARA PHARMACEUTICALS CORP
filed 2003-01-28
CIK 936538

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

EXPLANATORY NOTE

Certain information required by Part III was omitted from the Registrant’s report on Form 10-K filed on December 23, 2002, because at that time Incara Pharmaceuticals Corporation intended to file a definitive proxy statement for its 2003 Annual Meeting of Stockholders within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended. Because we no longer intend to file the proxy statement within such 120-day period, the omitted information is filed herewith and provided below as required.

PART III

Item 10. Directors and Executive Officers of the Registrant.

As of January 27, 2003, the directors of the Registrant were as follows:

Name of Nominee	Age	Director Since
Clayton I. Duncan	53	1995
David B. Sharrock	66	1995
Edgar H. Schollmaier	69	1998
Stephen M. Prescott, M.D.	54	2000
Eugene J. McDonald	70	2001
J. Misha Petkevich	53	2001

CLAYTON I. DUNCAN has been President, Chief Executive Officer and a director of Incara since January 1995. Mr. Duncan has been Chairman of the Board of Directors since April 2000. From 1989 until December 1993, Mr. Duncan was President and Chief Executive Officer of Sphinx Pharmaceuticals Corporation, a biopharmaceutical company which was acquired by Eli Lilly and Company in September 1994. From December 1993 until September 1994, he served as an independent consultant to Sphinx with regard to the sale of Sphinx to Lilly. From 1987 to 1989, Mr. Duncan was a General Partner of Intersouth Partners, a venture capital firm. From 1979 to 1987, he was an executive with Carolina Securities Corporation, a regional investment banking firm, serving as Executive Vice President and a director from 1984 to 1987. Mr. Duncan was founder and Chairman of the Board of CRX Medical, Inc., a medical products company that conducted research and development in wound management, ophthalmic disorders and interventional radiology. Mr. Duncan is also a director of Aeolus Pharmaceuticals, Inc., Incara Development, Ltd., CPEC LLC and Incara Cell Technologies, Inc., all of which are subsidiaries of Incara. Mr. Duncan received an M.B.A. from the University of North Carolina at Chapel Hill. In addition, Mr. Duncan is Chairman of the Board of Directors of the Carolina Ballet, a professional ballet company.

DAVID B. SHARROCK has been a director of Incara since October 1995. Mr. Sharrock was associated with Marion Merrell Dow, Inc., a multi-national pharmaceutical company, and its predecessor companies for over 35 years until his retirement in December 1993. Most recently, since December 1989, he served as Executive Vice President, Chief Operating Officer and a director and, in 1988, he was named President and Chief Operating Officer of Merrell Dow Pharmaceuticals Inc. Mr. Sharrock is also a director of four public companies, Interneuron Pharmaceuticals, Inc., Broadwing Inc., Praecis Pharmaceuticals, Incorporated and MGI Pharma, Inc.

EDGAR H. SCHOLLMAIER has been a director of Incara since May 1998. Mr. Schollmaier is the retired Chairman of Alcon Laboratories, Inc., a wholly owned subsidiary of Nestle SA. He served as President of Alcon from 1972 to 1997 and was Chief Executive Officer for the last 20 years of that term. He is a graduate of the University of Cincinnati and the Harvard Graduate School of Business Administration. Mr. Schollmaier is also a director of DENTSPLY International, Inc., a dental products company. In addition, he is a Trustee of Texas Christian University and a director of Cook Children’s Hospital, Research to Prevent Blindness and the Foundation of the American Academy of Ophthalmology.

STEPHEN M. PRESCOTT, M.D. has been a director of Incara since April 2000. Dr. Prescott is the Executive Director of the Huntsman Cancer Institute at the University of Utah in Salt Lake City. Dr. Prescott received his M.D. degree from Baylor College of Medicine in 1973 and then completed training in Internal Medicine at the University of Utah. Dr. Prescott subsequently undertook advanced research training in biochemistry and molecular biology at Washington University School of Medicine. He joined the faculty at the University of Utah in 1982, and is currently a Professor of Internal Medicine at the University of Utah and holds the H.A. & Edna Benning Presidential Endowed Chair in Human Molecular Biology and Genetics. Dr. Prescott is also the Chief Executive Officer and a director of Huntsman Genomics Corporation. From 1998 until 1999, Dr. Prescott was Director of the Program in Human Molecular Biology & Genetics in the Eccles Institute at the University of Utah.

EUGENE J. MCDONALD was elected to the Board in March 2001. Mr. McDonald is Executive Vice President, Office of Investment Counsel at Duke University and has served at Duke University for more than two decades. Mr. McDonald founded and was the first president and CEO of Duke Management Company, the investment management affiliate of Duke University. He was Duke’s Chief Financial/Administrative Officer from 1984 to 1990, and, prior to this, served as Vice President and University Counsel. He began his career as professor of law at Georgetown Law School, and as an attorney in the corporate/business practice of Brobeck, Phleger and Harrison in San Francisco. Mr. McDonald serves on the boards of directors of two public companies, Red Hat, Inc. and National Commerce Financial Corporation. He has also served on a number of advisory boards, including those of the New York Stock Exchange’s PMAC Committee and T. Rowe Price Strategic Partners. Mr. McDonald received his undergraduate and law degrees from the University of San Francisco.

J. MISHA PETKEVICH was elected to the Board in September 2001. Mr. Petkevich is Founder, Chairman and CEO of Petkevich & Partners, LLC (member NASD), an investment banking firm focused on providing advisory services to companies in the healthcare and technology industries. Mr. Petkevich received an AB degree from Harvard College, attended Oxford University as a Rhodes Scholar and was awarded a Doctorate in Cell Biology at Oxford. Following Oxford, he was a Fellow in the Music Department at Harvard. Mr. Petkevich has been an investment banker in the biotechnology industry for much of its development. He was previously Managing Director and Head of Investment Banking at BancAmerica Robertson Stephens and prior to joining Robertson Stephens in 1989 was an Institutional Investor ranked securities analyst and investment banker at Hambrecht & Quist. Mr. Petkevich is on the Board of Directors of Advanced Bionics Corporation and The Petkevich Group, LLC.

None of the directors is related by blood, marriage or adoption to any other director or any executive officer of Incara.

Executive Officers

Our executive officers and their ages as of January 27, 2003 are as follows:

Name	Age	Position
Clayton I. Duncan	53	President, Chief Executive Officer and Chairman of the Board of Directors
David P. Ward, M.D.	56	Executive Vice President, Research and Development
Richard W. Reichow	52	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Richard E. Gammans, Sr., Ph.D.	53	Senior Vice President, Research and Development
John P. Richert	52	Vice President, Market Development
W. Bennett Love	47	Vice President, Corporate Planning/Communications

Clayton I. Duncan has been President, Chief Executive Officer and a director of Incara since January 1995. Mr. Duncan has been Chairman of the Board of Directors since April 2000. From 1989 until December 1993, Mr. Duncan was President and Chief Executive Officer of Sphinx Pharmaceuticals Corporation, a biopharmaceutical company which was acquired by Eli Lilly and Company in September 1994. From December 1993 until September 1994, he served as an independent consultant to Sphinx with regard to the sale of Sphinx to Lilly. From 1987 to 1989, Mr. Duncan was a General Partner of Intersouth Partners, a venture capital firm. From 1979 to 1987, he was an executive with Carolina Securities Corporation, a regional investment banking firm, serving as Executive Vice President and a director from 1984 to 1987. Mr. Duncan was founder and Chairman of the Board of CRX Medical, Inc., a medical products company that conducted research and development in wound management, ophthalmic disorders and interventional radiology. Mr. Duncan is also a director of Aeolus Pharmaceuticals, Inc., Incara Development, Ltd., CPEC LLC, and Incara Cell Technologies, Inc., all of which are subsidiaries of Incara. Mr. Duncan received an M.B.A. from the University of North Carolina at Chapel Hill. In addition, Mr. Duncan is Chairman of the Board of Directors of the Carolina Ballet, a professional ballet company.

David P. Ward, M.D. has been Executive Vice President, Research and Development of Incara since July 1998, and was Senior Vice President, Research and Development from March 1995 to July 1998. Dr. Ward was Group Vice President, Medical, Regulatory Affairs and Clinical Operations of Quintiles Transnational Corporation, a contract research organization, from October 1994 to March 1995. Dr. Ward was Vice President of Clinical Development and Regulatory Affairs of Sphinx from January 1992 to September 1994. Prior to that time, Dr. Ward was employed by SmithKline Beecham, a multinational pharmaceutical company, for more than six years, serving as a Vice President in various clinical areas. Dr. Ward received his M.D. degree from Case Western Reserve University Medical School. On January 24, 2003, Dr. Ward resigned effective January 31, 2003.

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

Richard E. Gammans, Ph.D., was elected Senior Vice President, Research and Development in January 2003. Dr. Gammans joined Incara in May 2000 as Senior Vice President, Antioxidant Therapies. For six years immediately prior to joining Incara, Dr. Gammans directed clinical trials in stroke for Indevus Pharmaceuticals, Inc., formerly Interneuron Pharmaceuticals, Inc. Dr. Gammans has 25 years of experience in drug discovery and development research in pharmaceutical and biotechnology companies. Dr. Gammans has a Ph.D. in Medicinal and Pharmaceutical Chemistry, and served on drug discovery teams in the respiratory, neurological and cardiovascular therapeutic areas at Revlon Health Care Group and Bristol-Myers Squibb. Subsequently he held management positions in the Toxicology, Pharmacokinetics, Clinical Pharmacology, and Clinical Research departments of Bristol-Myers Squibb, most recently as Director, CNS Clinical Research and Global Project Director for SerZone®. In his career, he has contributed to the development and regulatory approval of seven new chemical entities with over 50 national marketing authorizations in Western Europe and North America, including seven approved United States NDAs. Dr. Gammans also holds an M.S. in Management from Purdue University.

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

Item 11. Executive Compensation.

Executive Compensation

Summary Compensation

The following table sets forth all compensation earned for services rendered to Incara in all capacities for the fiscal years ended September 30, 2002, 2001 and 2000, by its Chief Executive Officer and by the four most highly compensated executive officers who earned at least $100,000 in the respective fiscal year, collectively referred to as the “Named Officers”.

Summary Compensation Table

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary		Bonus		Stock Options (Shares)	Restricted Stock (Shares) (2)	All Other Compensation (1)
Clayton I. Duncan Chairman, President and Chief Executive Officer	2002 2001 2000	$ $ $	360,000 352,500 322,500	$ $ $	— 132,000 30,000	70,599 150,000 —	160,000 — —	$ $ $	2,187 1,628 2,823

David P. Ward, M.D Executive Vice President, Research & Development (3)	2002 2001 2000	$ $ $	275,000 270,875 252,625	$ $ $	— 77,550 30,844	193,857 100,000 —	— — —	$ $ $	3,765 3,221 3,340

Richard W. Reichow Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2002 2001 2000	$ $ $	275,000 270,875 252,625	$ $ $	— 93,060 31,844	71,265 100,000 —	125,000 — —	$ $ $	2,905 2,769 2,762

Mark E. Furth, Ph.D Senior Vice President, Research (4)	2002 2001	$ $	240,000 20,000	$ $	— —	16,555 68,750	100,000 —	$ $	1,375 77

W. Bennett Love Vice President, Corporate Planning/Communications	2002 2001 2000	$ $ $	142,000 140,050 131,150	$ $ $	— 33,550 13,344	28,593 30,000 —	37,000 — —	$ $ $	1,703 1,694 1,664

(1)	Consists of life and long-term disability insurance premiums and health club fees reimbursed or paid on behalf of the Named Officers.
(2)
In May 2002, the Named Officer purchased the number of shares of restricted stock indicated at par value ($0.001 per share). The shares of restricted stock vest over three years from the date of grant. As of September 30, 2002 a total of 17,778 shares had vested for Mr. Duncan, 13,889 shares for Mr. Reichow, 11,111 shares for Dr. Furth and 4,111 shares for Mr. Love. The value of the restricted stock received by the Named Officer, based on the closing price of Incara’s common stock on the date of purchase was $55,840 for Mr. Duncan, $43,625 for Mr. Reichow, $34,900 for Dr. Furth and $14,023 for Mr. Love.

(3)	Dr. Ward resigned effective January 31, 2003.
(4)	Dr. Furth became an employee on September 1, 2001 and resigned effective November 1, 2002.

Management Incentive Plan

The Compensation Committee and the Board of Directors have approved a Management Incentive Plan, or MIP, for the executive officers of Incara. The MIP provides for cash payments to the executive officers upon the achievement of certain corporate and individual objectives. The MIP is intended to be an annual compensation program. For the calendar years ended December 31, 2002, 2001 and 2000, the corporate objectives related to obtaining financing and our three research and development programs. The corporate objectives for calendar 2002 have not yet been evaluated.

Option Grants, Exercises and Holdings and Fiscal Year-End Option Values

The following table summarizes all option grants during the fiscal year ended September 30, 2002 to the Named Officers:

Option Grants During Fiscal Year Ended September 30, 2002
Name	Number of Shares Underlying Options Granted		% of Total Options Granted to Employees in Fiscal 2002	Exercise or Base Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
						5%	10%
Clayton I. Duncan	70,599	(1)	8.4%	$1.285	01/28/12	$57,053	$144,584
David P. Ward, M.D.	68,857	(1)	8.2%	$1.285	01/28/12	$55,645	$141,016
David P. Ward, M.D.	125,000	(2)	14.9%	$0.510	05/03/12	$40,092	$101,601
Richard W. Reichow	71,265	(1)	8.5%	$1.285	01/28/12	$57,591	$145,948
Mark E. Furth, Ph.D.	16,555	(1)	2.0%	$1.285	01/28/12	$13,379	$33,904
W. Bennett Love	28,593	(1)	3.4%	$1.285	01/28/12	$23,107	$58,557

(1)	These options were fully vested on the date of grant, January 28, 2002, and expire on January 28, 2012.

(2)	These options were granted on May 3, 2002 and expire on May 3, 2012. The options become exerciseable in equal monthly installments over the 36 months of service after the date of grant.

(3)
There is no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the ten year option term will be at the assumed 5% or 10% annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the Named Officers.

The following table sets forth certain information concerning all stock options exercised during the fiscal year ended September 30, 2002 by the Named Officers, and the number and value of unexercised options held by the Named Officers as of September 30, 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2002		Value of Unexercised In-the-Money Options at September 30, 2002 (1)
Name			Exercisable	Unexerciseable	Exercisable	Unexerciseable
Clayton I. Duncan	—	—	317,989	54,167	$ —	$ —
David P. Ward, M.D.	—	—	263,132	147,225	$ —	$ —
Richard W. Reichow	—	—	200,953	36,112	$ —	$ —
Mark E. Furth, Ph.D.	—	—	45,721	45,834	$ —	$ —
W. Bennett Love	—	—	83,759	10,834	$ —	$ —

(1)	Value based on the difference between the fair market value of the shares of common stock at September 30, 2002 ($0.07), as quoted on the OTC Bulletin Board, and the exercise price of the options.

Employment Agreements

In December 2000, Incara entered into a three-year employment agreement with Mr. Duncan. The agreement provides for an annual base salary of $360,000 and annual bonuses based on the achievement of performance milestones to be mutually agreed upon by Mr. Duncan and the Board or its Compensation Committee. The agreement with Mr. Duncan also provides that during the term of the agreement and, unless Mr. Duncan terminates his employment for cause, for a period of one year thereafter, Mr. Duncan will not compete with Incara, directly or indirectly. In the event Mr. Duncan’s employment is terminated by the Board, other than in a change in control and without just cause, Incara shall continue to pay for a period of one year Mr. Duncan’s base salary plus a percentage of his salary equal to the average annual bonus percentage earned for the two years prior to the date of termination.

Incara has entered into employment agreements with each of Dr. Ward and Mr. Reichow that expire in April 2005. The agreements provide for base salaries and annual bonuses based upon the achievement of performance milestones to be mutually agreed upon by the officer and the Chief Executive Officer, the Board or the Compensation Committee. Each agreement also provides that during its term and, unless the officer terminates his employment for cause, for a period of nine months thereafter, the officer will not compete with Incara, directly or indirectly. In the event that the employment of Dr. Ward or Mr. Reichow is terminated by the Board, other than in a change in control and without just cause, Incara shall continue to pay, for a period of nine months, Dr. Ward or Mr. Reichow, as the case may be, his base salary plus a percentage of his salary equal to the average annual bonus percentage earned for the two years prior to the date of termination. Dr. Ward resigned as of January 31, 2003.

Incara has entered into employment agreements with Dr. Furth and Mr. Love that expire in August 2004 and April 2005, respectively. The agreements provide for base salary and annual bonus based upon the achievement of performance milestones to be mutually agreed upon by the officer and the Chief Executive Officer, the Board or the Compensation Committee. Each agreement also provides that during its term and, unless the officer terminates his employment for cause, for a period of six months thereafter, Dr. Furth or Mr. Love will not compete with Incara, directly or indirectly. In the event that the employment of Dr. Furth or Mr. Love is terminated by the Board, other than in a change in control and without just cause, Incara shall continue to pay Dr. Furth or Mr. Love, as the case may be, his base salary for a period of six months. Dr. Furth resigned as of November 1, 2002.

Incara has entered into individual severance agreements with Mr. Duncan, Mr. Reichow and Mr. Love. The severance agreements provide that if the officer’s employment with Incara is terminated, without just cause, subsequent to a change in control as defined in the severance agreements, such officer shall receive a severance benefit of two and one-half times his annual base salary and average bonus.

Compensation of Directors

All directors are reimbursed for expenses incurred in connection with each board or committee meeting attended. For the period from January 18, 2000 through January 31, 2003, each non-employee director of Incara received an annual retainer of $13,000 and received a fee of $500 for each Board meeting attended in person. The annual retainer was due on the date that the non-employee director was elected or re-elected to the Board of Directors. Non-employee directors could elect to receive all or a portion of their annual retainer as an option to purchase common stock. Any remainder was paid in cash. Any option elected enabled the director to purchase a number of shares equal to three times the number of shares that could have been purchased with the portion of the annual retainer elected to be received as an option. The exercise price per share for the option was the fair market value of the common stock on the date of the grant. The date of grant was the date the annual retainer was granted to the director. These options were fully vested upon grant and are exercisable for ten years from the date of the grant. Effective February 1, 2003, the Board of Directors reduced the annual retainer to zero and increased the fee for attending Board meetings, in person or by conference call, to $2,500, with a maximum of $15,000 during a fiscal year.

In addition, the 1994 Stock Option Plan provides for the grant of nonstatutory options to non-employee directors of Incara pursuant to a non-discretionary, automatic grant program. Each new non-employee director is granted a stock option to purchase 10,000 shares of common stock on the date each such director first becomes a director. Each non-employee director thereafter is granted automatically each year upon re-election (except in the year his or her initial director stock option was granted) an option to purchase 6,000 shares of common stock as long as such director is a member of the Board. The exercise price of options granted under the automatic grant program is the fair market value of Incara’s common stock on the date of grant. Such options become exercisable ratably over 36 months commencing one month from the date of grant and expire 10 years after the date of grant.

Report of the Compensation Committee on Executive Compensation

Neither the material in this report, nor the performance graph included in this report under the heading “—Performance Graph”, is soliciting material, is or will be deemed filed with the SEC or is or will be incorporated by reference in any filing of Incara under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporating language in such filing.

The Compensation Committee is responsible for establishing compensation policy and administering the compensation programs of Incara’s executive officers. The Compensation Committee met two times during fiscal 2002 to review executive compensation policies, compensation programs, and individual salaries and awards for the executive officers. The purpose of this report is to inform stockholders of Incara’s compensation policies for executive officers and the rationale for the compensation paid to executive officers in fiscal 2002.

Compensation Philosophy

Incara’s compensation program is designed to motivate and reward the executives responsible for the financial and strategic objectives essential to Incara’s long-term success and stockholder value. The financial goals for compensation plans are reviewed and approved by the Compensation Committee.

Incara’s total compensation philosophy is designed to support its overall objective of creating value for its stockholders. Key objectives of this philosophy are:

•	To attract and retain key executives critical to the long-term success of Incara;
•	To support a performance-oriented environment that rewards performance with respect to Incara’s short-term and long-term financial goals;
•	To encourage maximum performance through the use of appropriate incentive programs; and
•	To align the interests of executives with those of Incara’s stockholders by providing a significant portion of compensation in Incara’s common stock.

Base Salary

The Compensation Committee annually reviews the base salary of each officer. In determining appropriate salary levels, the Compensation Committee considers individual performance, experience, level of responsibility, internal equity and external pay practices for the comparable positions. The Compensation Committee has decided not to use the compensation information of the companies included in the CRSP Nasdaq Pharmaceuticals Stocks Index shown in the Performance Graph because most of the companies included in the index are larger than Incara and therefore the information is not considered to be comparable.

Management Incentive Plan

Incara has established the MIP to reward participants for their contributions to the achievement of company-wide performance goals. Each year the Board will approve both the performance measures selected and the specific financial targets used under the MIP. The Compensation Committee believes these goals will drive the future success of the Company’s business and will enhance stockholder value. Awarded amounts are directly related to performance. The amount individual executives may earn (target awards) is directly dependent upon the individual’s position, responsibility and ability to impact the Company’s financial success. The MIP target payment as a percentage of base salary for the Chief Executive Officer is 40%, for executive vice presidents is 30% and for the other vice presidents is 25%. An individual may earn from 0% to 200% of the MIP target percentage.

For calendar years 2002, 2001 and 2000, the corporate objectives related to obtaining financing and our three research and development programs. For calendar 2001, the Company achieved a weighted average of 21% of its corporate objectives, however, because of Incara’s limited cash position the Board of Directors did not approve any MIP payments for executive officers for calendar 2001. Company and individual performance for the calendar 2002 objectives have not yet been evaluated. See “—Executive Compensation—Management Incentive Plan”.

Stock Options

The Option Plan offered by Incara has been established to provide all employees of Incara with an opportunity to share, along with stockholders of Incara, in the long-term performance of Incara. Stock options only have value to the employee if the price of Incara’s stock appreciates in value from the date the stock options were granted. Stockholders also benefit from such stock price appreciation.

Grants of stock options are generally made upon commencement of employment, with additional grants being made periodically to all eligible employees, and, occasionally, following a significant change in job responsibility, scope or title. Stock options granted under the Option Plan generally have vesting schedules of three to four years and expire ten years from the date of grant. The exercise price of options granted under the Option Plan is usually 100% of fair market value of the common stock on the date of grant. See “—Executive Compensation—Option Grants, Exercises and Holdings and Fiscal Year-End Option Values”.

Restricted Stock

As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company’s management, employees and key consultants, the Compensation Committee and the Board adopted the
1999 Equity Incentive Plan in September 1999. The 1999 Plan provides for the grant of restricted stock awards which entitle employees and consultants to receive up to an aggregate of 2,000,000 shares of the Company’s common stock upon satisfaction of specified vesting periods. In September 1999, restricted stock awards to acquire an aggregate of 1,209,912 shares were granted to employees and key consultants of the Company in consideration of services rendered by the participants to the Company, the cancellation of options for an equal number of shares of common stock and payment of the par value of the shares. No restricted stock awards were granted in fiscal years 2001 and 2000. In May 2002, an additional 711,750 shares were granted to employees and a key consultant in consideration of services rendered by the participants to the Company. A total of 686,813 shares of restricted stock had not vested at September 30, 2002, of which 113,460 shares vested in October 2002 and the remaining shares are scheduled to vest in equal monthly installments through May 2006.

CEO Compensation

Mr. Duncan’s base salary and grant of stock options for fiscal 2002 were determined in accordance with the criteria described in the Base Salary and Stock Options sections of this report. Mr. Duncan’s annual base salary was $360,000 during fiscal 2002. Mr. Duncan did not receive any bonus in fiscal 2002. Mr. Duncan received a stock option grant for 70,599 shares in January 2002 and a restricted stock grant of 160,000 shares in May 2002.

Conclusion

The Compensation Committee believes that Incara’s compensation policies are structured to result in the highest level of performance from Incara’s executives. By providing a significant portion of each executive’s total potential compensation under the MIP and by providing each executive with a significant number of shares of restricted stock and stock options, the Compensation Committee believes that it has closely aligned Incara’s executives’ personal interests with those of the Company and the stockholders. The Compensation Committee intends to continue to review and analyze its policies in light of the environment in which the Company competes for executives.

Submitted by:	The Compensation Committee

DAVID B. SHARROCK, Chairman EDGAR H. SCHOLLMAIER STEPHEN M. PRESCOTT, M.D.

Compensation Committee Interlocks and Insider Participation

During fiscal 2002, the Compensation Committee consisted of Mr. Sharrock, Mr. Schollmaier and Dr. Prescott. Mr. Sharrock, Mr. Schollmaier and Dr. Prescott were not at any time during fiscal 2002 or at any other time an officer or employee of Incara. No executive officer of Incara serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board of Directors of Incara or the Compensation Committee.

Performance Graph

The following graph shows a five-year comparison of cumulative total stockholder returns for Incara, the CRSP Nasdaq Pharmaceuticals Stocks Index and the CRSP Total Return Index of the Nasdaq Stock Market. (The “CRSP” is the Center for Research in Securities Prices at the University of Chicago.) The graph assumes that $100 was invested on September 30, 1997 in each of Incara’s common stock, the stocks in the CRSP Nasdaq Pharmaceuticals Stocks Index and the stocks in the CRSP Total Return Index of the Nasdaq Stock Market, and further assumes the reinvestment of all dividends.

[PERFORMANCE GRAPH APPEARS HERE]

	9/30/97	9/30/98	9/30/99	9/30/00	9/30/01	9/30/02
Incara	$100	$17.78	$2.92	$15.00	$6.89	$0.31
CRSP-Pharmaceuticals	$100	$85.99	$146.94	$322.18	$199.11	$133.76
CRSP-Nasdaq	$100	$101.58	$165.72	$220.07	$89.94	$70.84

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

The following tables set forth certain information regarding the ownership of shares of our stock as of January 14, 2003 by:

•	each person known by us to beneficially own more that 5% of the outstanding shares of each class of stock,
•	each director of Incara,
•	each executive officer of Incara, and
•	all directors and executive officers of Incara as a group.

Series B Convertible Preferred Stock

As of January 14, 2003, we had 503,544 shares of Series B convertible preferred stock and warrants for 22,191 shares of Series B preferred stock outstanding. The Series B preferred stock is non-voting except for matters relating to the rights of Series B preferred stock.

	Shares Beneficially Owned		Percentage of Class Owned
Elan Corporation, plc. Lincoln House Lincoln Place Dublin 2, Ireland	525,735	(1)	100.0%

(1)
Includes 416,204 shares owned by Elan International Services, Ltd., 58,883 shares owned by Elan Pharma International Limited, 28,457 shares owned by Elan Pharmaceutical Investments III, Ltd. and 22,191 shares issuable upon exercise of warrants to purchase Series B preferred stock held by Elan Pharmaceutical Investments III, Ltd.

Series C Convertible Exchangeable Preferred Stock

As of January 14, 2003, we had 12,015 shares of Series C convertible exchangeable preferred stock outstanding. The Series C preferred stock is non-voting except for matters relating to the rights of Series C preferred stock.

	Shares Beneficially Owned		Percentage of Class Owned
Elan Corporation, plc. Lincoln House Lincoln Place Dublin 2, Ireland	12,015	(1)	100.0%

(1)	Consists of 12,015 shares owned by Elan Pharmaceutical Investments III, Ltd.

Common Stock

As of January 14, 2003, we had 14,095,331 shares of common stock outstanding. Share ownership in each case includes shares issuable upon exercise of options that may be exercised within 60 days after January 14, 2003 for purposes of computing the percentage of common stock owned by such person but not for purposes of computing the percentage owned by any other person. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.

	Beneficially Owned	Percentage Owned
Clayton I. Duncan (1) 79 T.W. Alexander Drive, 4401 Research Commons, Suite 200 Research Triangle Park, North Carolina 27709	1,130,872	7.8%
David B. Sharrock (2)	112,993	*
Edgar H. Schollmaier (3)	100,993	*
Stephen M. Prescott, M.D. (3)	83,253	*
Eugene J. McDonald (4)	70,087	*
J. Misha Petkevich (5)	290,044	2.0%
David P. Ward, M.D. (6)	394,869	2.7%
Richard W. Reichow (7)	612,568	4.3%
Mark E. Furth (8)	722,643	5.1%
W. Bennett Love (9)	219,980	1.6%
John P. Richert (10)	210,628	1.5%
Elan Corporation, plc (11) Lincoln House Lincoln Place Dublin 2, Ireland	1,305,000	9.3%
W. Ruffin Woody, Jr. (12) P.O. Box 381 Roxboro, NC 27573	906,380	6.4%
All directors and executive officers as a group (11 persons) (13)	3,948,930	24.8%

* Less than one percent

(1)
Includes 482,470 shares owned (of which, 124,444 shares are unvested shares of restricted stock) by Mr. Duncan, 192,000 shares owned by Mr. Duncan’s children, 102,700 shares owned by a family LLC, 338,822 shares issuable upon exercise of options held by Mr. Duncan and 14,880 shares issuable upon exercise of warrants held by the family LLC. Mr. Duncan disclaims beneficial ownership of the shares held by his children.

(2)	Includes 1,000 shares owned and 111,993 shares issuable upon exercise of options held by Mr. Sharrock.

(3)	Consists of shares issuable upon exercise of options held by the named individual.

(4)	Includes 6,175 shares owned, 62,430 shares issuable upon exercise of options held by Mr. McDonald and 1,482 shares issuable upon exercise of warrants held by Mr. McDonald.

(5)
Includes 61,700 shares owned by a family trust, 14,808 shares issuable upon exercise of warrants held by the family trust, 64,634 shares issuable by exercise of options held by Mr. Petkevich, and 148,902 shares issuable upon exercise of warrants held by Petkevich and Partners, LLC.

(6)	Includes 97,014 shares owned and 297,855 shares issuable upon exercise of options held by Dr. Ward.

(7)
Includes 393,886 shares owned (of which, 97,222 shares are unvested shares of restricted stock), 214,842 shares issuable upon exercise of options held by Mr. Reichow and 3,840 shares issuable upon exercise of warrants held by Mr. Reichow.

(8)
Includes 237,478 shares owned by Dr. Furth, 57,179 shares issuable upon exercise of options held by Dr. Furth, 316,786 shares owned by Dr. Lola M. Reid, Dr. Furth’s spouse, 110,000 shares issuable upon exercise of options held by Dr. Reid and 1,200 shares issuable upon exercise of warrants held by Dr. Reid.

(9)
Includes 128,214 shares owned (of which, 28,778 shares are unvested shares of restricted stock), 87,926 shares issuable upon exercise of options held by Mr. Love and 3,840 shares issuable upon exercise of warrants held by Mr. Love.

(10)	Includes 122,702 shares owned (of which, 28,778 shares are unvested shares of restricted stock) and 87,926 shares issuable upon exercise of options held by Mr. Richert.

(11)	Includes 825,000 shares owned by Elan Pharmaceutical Investments III, Ltd. and 480,000 shares owned by Elan Pharma International Limited.

(12)	Includes 891,500 shares owned and 14,880 shares issuable upon exercise of warrants held by Mr. Woody.

(13)	See footnotes (1) – (10).

The following table provides information as of September 30, 2002 on all of our equity compensation plans that currently are in effect.

Equity Compensation Plan Information as of September 30, 2002

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our stockholders:
1994 Stock Option Plan Incentive Stock Options Nonqualified Stock Options	3,278,443	$ 2.29	1,004,270
1995 Employee Stock Purchase Plan	0	Not applicable	135,991
Equity compensation plans not approved by our stockholders:
1999 Equity Incentive Plan Restricted Stock	0	Not applicable	78,338
Warrant to Purchase Common Stock Issued to TBCC Funding Trust II	17,588	$ 1.99	0
Warrants to Purchase Common Stock Issued to Petkevich & Partners, LLC	148,902	$2.025	0

Total	3,444,933	$ 2.28	1,218,599

As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to our management, employees and key consultants, our Board of Directors adopted the 1999 Equity Incentive Plan in September 1999. The Equity Plan, which has not been approved by our stockholders, provides for the grant of restricted stock awards which entitle our employees and consultants to receive shares of common stock upon satisfaction of specified vesting periods. In May 2002, the Equity Plan was amended to increase the common stock reserved for issuance to 2,000,000 shares. During September 1999, an aggregate of 1,209,912 shares of restricted stock were granted to employees and key consultants in consideration of services rendered, the cancellation of options for an equal number of shares of common stock and payment of the par value of the shares. In May 2002, an additional 711,750 shares were granted to employees and a key consultant in consideration of services rendered. A total of 686,813 shares of restricted stock were unvested at September 30, 2002, of which 113,460 shares vested in October 2002 and the remaining shares vest in equal monthly installments through May 2006.

The warrant to purchase shares of our common stock issued to TBCC Funding Trust II has not been approved by our stockholders. This warrant was issued in October 2001 in connection with the execution of a Master Loan and Security Agreement with Transamerica Technology Finance Corporation. We borrowed $565,000 from Transamerica in October 2001. The warrant expires on October 30, 2008.

The warrants to purchase shares of our common stock issued to Petkevich & Partners, LLC have not been approved by our stockholders. J. Misha Petkevich, a director, is the Chairman and Chief Executive Officer of Petkevich & Partners. The following is a summary of the terms of the warrants and the circumstances surrounding their issuance.

In August 2001, we sold 4,323,044 shares of common stock in a stock offering at an aggregate purchase price of $6,977,750. We used Petkevich & Partners, LLC as our exclusive placement agent in the offering, which placed 3,773,300 of the total shares sold. For its services, we paid Petkevich & Partners a cash fee of $427,892 and also issued to them a warrant to purchase 48,902 shares of our common stock. The warrant is exercisable for five years and has an exercise price of $2.025 per share. In October 2001, we entered into an agreement with Petkevich & Partners to provide us with financial advisory services for a one-year period. For these services, we issued a warrant for 100,000 shares of our common stock to Petkevich & Partners in October 2001 and agreed to pay Petkevich & Partners a cash fee of $140,000. The warrant is exercisable for five years and has an exercise price of $2.025 per share. The warrants expire on August 8, 2006 and October 16, 2006, respectively.

Item 13. Certain Relationships and Related Transactions.

In October 2001, we entered into an agreement with Petkevich & Partners to provide us with financial advisory services for a one-year period. For these services, we issued a warrant for 100,000 shares of our common stock to Petkevich & Partners in October 2001 and agreed to pay Petkevich & Partners a cash fee of $140,000. The warrant is exercisable for five years and has an exercise price of $2.025 per share.

Incara has adopted a policy that all transactions between Incara and its executive officers, directors and other affiliates must be approved by a majority of the members of the Board of Directors of Incara and by a majority of the disinterested members of the Board, and must be on terms no less favorable to Incara than could be obtained from unaffiliated third parties.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following financial statements, financial statement schedules and exhibits are filed as part of this report or incorporated herein by reference:

(3) Exhibits.

Exhibit Number	Description of Document
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INCARA PHARMACEUTICALS CORPORATION

By:	/s/ Clayton I. Duncan
Clayton I. Duncan Chairman and Chief Executive Officer (Principal Executive Officer)

Date:    January 28, 2003

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

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or Clay other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 28, 2003	By:	/s/ CLAYTON I. DUNCAN
Clayton I. Duncan President and Chief Executive Officer

CERTIFICATION

I, Richard W. Reichow, certify that:

1.	I have reviewed this annual report on Form 10-K of Incara Pharmaceuticals Corporation;

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

Date:	January 28, 2003	By:	/s/ RICHARD W. REICHOW
Richard W. Reichow Executive Vice President, Chief Financial Officer and Treasurer