Form 10-Q
period 2002-12-31
INCARA PHARMACEUTICALS CORP
filed 2003-02-13
CIK 936538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number

0-27410

INCARA PHARMACEUTICALS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	56-1924222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

P.O. Box 14287
79 T.W. Alexander Drive
4401 Research Commons, Suite 200
Research Triangle Park, NC	27709
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code	919-558-8688

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     X       NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES             NO     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 10, 2003
Common Stock, par value $.001	14,095,331 Shares

INCARA PHARMACEUTICALS CORPORATION

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2002	September 30, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$571	$209
Accounts receivable from Incara Development	388	293
Prepaids and other current assets	253	91

Total current assets	1,212	593

Property and equipment, net	120	1,252
Other assets	356	356

	$1,688	$2,201

LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$467	$1,368
Accrued expenses	766	377
Accumulated losses of Incara Development in excess of investment	330	245
Current portion of capital lease obligations	10	49
Current portion of notes payable	—	144

Total current liabilities	1,573	2,183

Long-term portion of note payable to Elan	663	647
Long-term portion of other notes payable	—	297

Series C redeemable convertible exchangeable preferred stock, 20,000 shares authorized; 12,015 issued and outstanding (liquidation value of $13,783 at December 31, 2002)	13,783	13,554

Stockholders’ deficit:
Preferred stock, $.01 par value per share, 3,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 503,544 shares issued and outstanding	5	5
Common stock, $.001 par value per share, 80,000,000 shares authorized; 14,095,331 shares issued and outstanding	14	14
Additional paid-in capital	104,679	104,679
Restricted stock	(154)	(217)
Accumulated deficit	(118,875)	(118,961)

Total stockholders’ deficit	(14,331)	(14,480)

	$1,688	$2,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,
	2002	2001
Costs and expenses:
Research and development	$1,002	$981
General and administrative	535	653

Total costs and expenses	1,537	1,634

Loss from operations	(1,537)	(1,634)
Equity in loss of Incara Development	(52)	(338)
Interest income (expense), net	(25)	2
Other income	55	150

Loss from continuing operations	(1,559)	(1,820)
Discontinued operations	(38)	(1,067)
Gain on sale of discontinued operations	1,912	—

Net income (loss)	315	(2,887)

Preferred stock dividend accreted	(229)	(214)

Net income (loss) attributable to common stockholders	$86	$(3,101)

Net income (loss) per common share (basic and diluted):
Loss from continuing operations	$(0.12)	$(0.15)

Discontinued operations	$0.00	$(0.09)

Gain on sale of discontinued operations	$0.14	$—

Net income (loss) attributable to common stockholders	$0.01	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	13,463	12,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$315	$(2,887)
Loss from discontinued operations	38	1,067
Gain on sale of discontinued operations	(1,912)	—

Loss from continuing operations	(1,559)	(1,820)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	67	96
Loss from discontinued operations	(38)	(1,067)
Equity in loss of Incara Development	85	397
Noncash compensation	62	28
Noncash consulting and finance costs	16	112
Change in assets and liabilities:
Accounts receivable from Incara Development	(95)	607
Prepaids and other assets	(162)	59
Accounts payable and accrued expenses	(958)	(360)

Net cash used in operating activities	(2,582)	(1,948)

Cash flows from investing activities:
Proceeds from sale of division	3,422	—
Investment in Incara Development	—	(857)
Proceeds from sale of equipment	2	—
Purchases of property and equipment	—	(172)

Net cash provided by (used in) investing activities	3,424	(1,029)

Cash flows from financing activities:
Proceeds from notes payable	—	1,437
Principal payments on notes payable	(441)	(37)
Principal payments on capital lease obligations	(39)	(6)

Net cash provided by (used in) financing activities	(480)	1,394

Net increase (decrease) in cash and cash equivalents	362	(1,583)
Cash and cash equivalents at beginning of period	209	5,453

Cash and cash equivalents at end of period	$571	$3,870

Supplemental disclosure of financing activities:
Series C preferred stock dividend accreted	$229	$214

The accompanying notes are integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The Company is developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen-derived molecules, commonly referred to as free radicals.

The “Company” refers collectively to Incara Pharmaceuticals Corporation, a Delaware corporation (“Incara Pharmaceuticals”), its two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and Incara Cell Technologies, Inc., a Delaware corporation (“Cell Technologies”), as well as its equity investee, Incara Development, Ltd., a Bermuda corporation (“Incara Development”). As of December 31, 2002, Incara owned 100% of the common stock and 60.2% of the preferred stock of Incara Development and 35.0% of CPEC LLC, which is an inactive company. Incara Pharmaceuticals uses the equity method to account for its investments in Incara Development and CPEC LLC.

All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 2002 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

B.	Liquidity

The accompanying unaudited financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company had an accumulated deficit of $118,875,000 at December 31, 2002, incurred a net loss of $11,302,000 for fiscal 2002, and expects to incur additional losses during the remainder of fiscal 2003 and for several more years.

The Company had cash of $571,000 at December 31, 2002. In January 2003, the Company reduced its staff by three employees and 80% of the remaining employees agreed to temporarily defer all or part of their salary beginning in February 2003. Also in January 2003, the Company requested a $365,000 draw on its note payable arrangement with Elan Corporation, plc (“Elan”). The draw is contingent upon Elan’s approval. With the receipt of these funds, the Company believes it would have sufficient financial resources to continue operating into the third quarter of fiscal 2003.

In order to fund on-going operating cash requirements, the Company needs to raise significant additional funds during 2003 and beyond. The Company intends to attempt to establish new collaborations for current research programs that include initial cash payments and on-going research support, sell additional shares of stock, and explore other strategic and financial alternatives.

If the Company is unable to obtain financing, it will need to eliminate some or all of its activities, merge with or sell some or all of its assets to another company, or cease operations entirely.

C.	Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company does not intend to voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the Company does not expect the adoption of SFAS 148 to have a material impact on its operations and/or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34”. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material impact on its operations and/or financial position.

D.	Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net income (loss) per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, warrants and convertible preferred stock, which are excluded if their effect is antidilutive. At December 31, 2002, diluted weighted average common shares excluded approximately 12,180,000 incremental shares related to stock options, unvested shares of restricted common stock, convertible preferred stock and warrants to purchase common and preferred stock. These shares were excluded due to their antidilutive effect as a result of the Company’s loss from continuing operations.

E.	Incara Development, Ltd.

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

While Incara Pharmaceuticals owns all of the outstanding common stock and 60.2% of the non-voting preferred stock of Incara Development, and Elan owns 39.8% of the non-voting preferred shares, Elan has retained significant minority investor rights, including 50% control of the management committee which oversees the deligoparin program, that are considered

“participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. Elan and Incara Pharmaceuticals fund Incara Development on a pro rata basis based on their respective ownership of the combined outstanding common and preferred stock of Incara Development. In accordance with APB 18, the Company recognized 100% of the losses of Incara Development to the extent of its original investment, plus all subsequent losses of Incara Development to the extent that it has committed to provide further financial support to fund those losses.

Incara Development is a development stage company with no revenue. The following summary information is provided for Incara Development.

	Three Months Ended December 31,
	2002	2001
	(in thousands)
Operating expenses:
Research and development	$95	$480
General and administrative	10	1

Net loss	$105	$481

Incara Pharmaceuticals invoices Incara Development for research and development expenses that Incara Pharmaceuticals incurs on behalf of Incara Development. Incara Pharmaceuticals invoiced $95,000 and $397,000 for the three months ended December 31, 2002 and 2001, respectively, for expenses and management services. These expenses are recognized as a reduction of Incara Pharmaceuticals’ research and development expenses, net of intercompany profits. The following table is a reconciliation of the net loss of Incara Development to the “Equity in loss of Incara Development” included in the Company’s statements of operations.

	Three months ended December 31,
	2002	2001
	(in thousands)
Incara Development net loss	$105	$481

Incara Pharmaceuticals’ portion (80.1%)	$84	$385
Profit on services provided to Incara Development	(33)	(59)
Other	1	12

Equity in loss of Incara Development	$52	$338

F.	Incara Cell Technologies, Inc.

On October 31, 2002, Incara Pharmaceuticals sold substantially all of the assets of Cell Technologies and its liver cell program to Vesta Therapeutics, Inc. (“Vesta”) and recognized a gain of $1,912,000 on the sale. The Company received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in the Company’s notes payable and capital lease obligations. As part of the transaction, the Company sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. The Company wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of the laboratory facility. Net expenses of the liver cell program of $38,000 and $1,067,000 for the three months ended December 31, 2002 and 2001, respectively, are shown as discontinued operations on the statements of operations.

G.	Commitments and Contingencies

In December 1999, Incara Pharmaceuticals sold IRL, its anti-infectives division, to a private pharmaceutical company. Incara Pharmaceuticals remains contingently liable through May 2007 on debt and lease obligations of approximately $5,200,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

H.	Subsequent Event

In January 2003, the Company and Elan terminated their agreement regarding the development and option to license Incara’s catalytic antioxidant compounds for use in combination with radiation treatment of cancer. In accordance with the terms of the original agreement, the Company will pay Elan a royalty on net sales of products sold in the field, if any, as defined in the agreement.

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

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results, which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in our Annual Report on Form 10-K and in our other SEC filings, and including risks relating to the need to conserve and obtain funds for operations, the early stage of products under development, uncertainties relating to clinical trials and regulatory reviews, and competition. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements.

Immediate Need For Additional Funds

We have an immediate need to raise additional cash, as without additional financing or other funding we will run out of cash during the third quarter of fiscal 2003. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

We had net income attributable to common stockholders of $86,000 for the three months ended December 31, 2002 versus a net loss attributable to common stockholders of $3,101,000 for the three months ended December 31, 2001. The net income for the three months ended December 31, 2002 resulted from realizing a $1,912,000 gain on the sale of our liver cell operations to Vesta Therapeutics, Inc. in October 2002. The results of the three months ended December 31, 2002 and 2001 include costs of $38,000 and $1,067,000, respectively, for our discontinued liver cell program operations. Our loss from continuing operations was $1,559,000 and $1,820,000 for the three months ended December 31, 2002 and 2001, respectively.

Our ongoing research and development, or R&D, expenses increased $21,000, or 2% to $1,002,000 for the three months ended December 31, 2002 from $981,000 for the three months ended December 31, 2001. R&D expenses relate to our catalytic antioxidant program, which is in the preclinical stage. R&D expenses for our antioxidant program have totaled $15,032,000 from inception through December 31, 2002. We are unable to predict the anticipated program completion date and the level of spending until later in the program because of the uncertainty of our research and development and clinical studies.

General and administrative expenses decreased $118,000, or 18%, to $535,000 for the three months ended December 31, 2002 from $653,000 for the three months ended December 31, 2001, due primarily to a $112,000 noncash charge for warrants to purchase common stock issued during the three–month period ended December 31, 2001.

On October 31, 2002, we sold substantially all of the assets of Cell Technologies and our liver cell program to Vesta and recognized a gain of $1,912,000 on the sale. We received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in our notes payable and capital lease obligations. As part of the transaction, we sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. We wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of our laboratory facility. Net expenses of the liver cell program of $38,000 and $1,067,000 for the three months ended December 31, 2002 and 2001, respectively, are shown as discontinued operations on the statements of operations. R&D expenses for the liver cell program totaled $10,471,000 from inception through September 30, 2002. Vesta assumed responsibility for Cell Technologies’ operating expenses beginning in October 2002.

Our expenses associated with Incara Development and development of deligoparin are included in “Equity in loss of Incara Development.” For the three months ended December 31, 2002 and 2001, our equity in loss of Incara Development was $52,000 and $338,000, respectively. The expenses for the three months ended December 31, 2001 include costs associated with our Phase 2/3 clinical trial of deligoparin for the treatment of inflammatory bowl disease; however, in September 2002, Incara Development ended its Phase 2/3 clinical trial and the development of deligoparin due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study.

Other income of $55,000 for the three months ended December 31, 2002 represents sublease rental income related to our laboratory facility. Other income of $150,000 for the three months ended December 31, 2001 represents proceeds from the sale of trademarks.

We accreted $229,000 and $214,000 of dividends on our Series C preferred stock during the three months ended December 31, 2002 and 2001, respectively. From the date of issue until the earlier of December 21, 2006 or the date the Series C preferred stock is exchanged or converted, we will accrete the Series C preferred stock for the 7% dividend, compounded annually from its recorded value up to its redemption value.

Liquidity and Capital Resources

At December 31, 2002, we had cash and cash equivalents of $571,000, an increase of $362,000 from September 30, 2002 due to proceeds from the sale of our liver cell program, offset by operating expenses and a reduction of accounts payable.

We have an immediate need to raise additional cash, as without additional financing or other funding, we will run out of cash in the third quarter of fiscal 2003. We have attempted to raise additional capital, but have been unsuccessful to date. We are evaluating the current situation and will consider the various alternatives that are available to us to satisfy our need for capital; however, we might not be successful in completing any transaction. If we are unable to obtain additional financing, we will need to discontinue some or all of our activities, merge with or sell some or all of our assets to another company, or cease operations entirely.

In January 2003, we reduced our staff by three employees and 80% of all remaining employees, including all senior officers, agreed to temporarily defer all or part of their salary beginning in February 2003. Also in January 2003, we requested a $365,000 draw on a note payable arrangement that we have with Elan Corporation, plc. The draw is contingent on Elan’s approval. With the receipt of these funds, we believe we would have sufficient financial resources to continue operating into the third quarter of fiscal 2003.

During the three months ended December 31, 2002, we incurred operational expenses of $1,537,000. We anticipate our net operational costs to remain at approximately this level, or slightly higher, during the remainder of fiscal 2003 and for the foreseeable future, although our ongoing cash requirements will depend on numerous factors, particularly the progress of our R&D programs and our ability to negotiate and complete collaborative agreements. In order to fund our on-going operating cash requirements, we need to raise significant additional funds in fiscal 2003 and beyond. We intend to try to:

•	establish new collaborations for our antioxidant research program that include initial cash payments and on-going research support;

•	sell additional shares of our stock; and

•	explore other strategic and financial alternatives.

There are uncertainties as to all of these potential sources of capital. Our access to capital might be restricted because we might not be able to enter into collaborations for any of our programs or to enter into any collaborations on terms acceptable or favorable to us due to conditions in the pharmaceutical industry or in the economy in general or based on the prospects of our catalytic antioxidant program. Even if we are successful in obtaining collaborations for our antioxidant program, we might have to relinquish rights to technologies, product candidates or markets that we might otherwise develop ourselves.

Similarly, due to market conditions, the illiquid nature of our stock, and other possible limitations on stock offerings, we might not be able to sell securities under these arrangements,

or raise other funds on terms acceptable or favorable to us. At times it is difficult for small biotechnology companies such as us to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to our stockholders.

In January 2001, we sold shares of our Series C preferred stock to Elan. The Series C preferred stock is exchangeable at the option of Elan at any time for all of the preferred stock of Incara Development held by us which, if exchanged, would give Elan ownership of 100% of Incara Development’s preferred stock or 50% of the initial amount of combined common and preferred stock of Incara Development. The Series C preferred stock is convertible by Elan into shares of our Series B preferred stock at the rate of $64.90 per share. If the Series C preferred stock is outstanding as of December 21, 2006, it must be redeemed for an amount equal to $1,000 per share plus any accrued unpaid dividends. At such date, we will exchange the Series C preferred stock and accrued dividends, at our option, for either cash or shares of our stock and warrants having a then fair market value of the amount due.

At December 31, 2002, we owed Elan $663,000 for debt obligations due in December 2006 and had contractual commitments to pay $1,467,000 of future lease obligations for our administrative office and laboratory facilities. In addition, in December 1999, we sold IRL, our anti-infectives division, to a private pharmaceutical company. We remain contingently liable through May 2007 on debt and lease obligations of approximately $5,200,000 assumed by the purchaser, including the IRL facility lease in Cranbury, New Jersey.

Item 4.	Controls and Procedures.

(a) Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit #	Description
10.93	Employment Agreement between Richard E. Gammans, Sr., Ph.D. and Incara Pharmaceuticals Corporation, dated October 17, 2000

10.94	Severance Agreement between Richard E. Gammans, Sr., Ph.D. and Incara Pharmaceuticals Corporation, dated September 29, 2000

99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following reports on Form 8-K were filed by Incara Pharmaceuticals during the three months ended December 31, 2002:

Date filed	Event
October 24, 2002	Sale of substantially all assets of Incara Cell Technologies, Inc.

November 12, 2002	Pro forma financial statements for the sale of substantially all assets of Incara Cell Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCARA PHARMACEUTICALS CORPORATION

Date:	February 13, 2003	By:	/s/ CLAYTON I. DUNCAN

Clayton I. Duncan President and Chief Executive Officer (Principal Executive Officer)

Date:	February 13, 2003	By:	/s/ RICHARD W. REICHOW

Richard W. Reichow Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer

CERTIFICATION

I, Clayton I. Duncan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Incara Pharmaceuticals Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2002	By:	/s/ CLAYTON I. DUNCAN

Clayton I. Duncan President and Chief Executive Officer

CERTIFICATION

I, Richard W. Reichow, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Incara Pharmaceuticals Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 13, 2003	By:	/s/ RICHARD W. REICHOW

Richard W. Reichow Executive Vice President, Chief Financial Officer and Treasurer