Form 10-Q
period 2003-03-31
INCARA PHARMACEUTICALS CORP
filed 2003-05-08
CIK 936538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 5, 2003
Common Stock, par value $.001	14,095,331 Shares

INCARA PHARMACEUTICALS CORPORATION

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2003	September 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141	$209
Accounts receivable from Incara Development	431	293
Prepaids and other current assets	138	91

Total current assets	710	593

Property and equipment, net	70	1,252
Other assets	355	356

	$1,135	$2,201

LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$689	$1,368
Accrued expenses	1,177	377
Accumulated losses of Incara Development in excess of investment	363	245
Current portion of capital lease obligations	—	49
Current portion of notes payable	—	144

Total current liabilities	2,229	2,183

Long-term portion of note payable to Elan	679	647
Long-term portion of other notes payable	—	297

Series C redeemable convertible exchangeable preferred stock, 20,000 shares authorized; 12,015 issued and outstanding (liquidation value of $14,020 at March 31, 2003)	14,020	13,554

Stockholders’ deficit:
Preferred stock, $.01 par value per share, 3,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 503,544 shares issued and outstanding	5	5
Common stock, $.001 par value per share, 80,000,000 shares authorized; 14,095,331 shares issued and outstanding	14	14
Additional paid-in capital	104,679	104,679
Restricted stock	(136)	(217)
Accumulated deficit	(120,355)	(118,961)

Total stockholders’ deficit	(15,793)	(14,480)

	$1,135	$2,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Costs and expenses:
Research and development	$697	$826	$1,699	$1,807
General and administrative	584	806	1,119	1,459

Total costs and expenses	1,281	1,632	2,818	3,266

Loss from operations	(1,281)	(1,632)	(2,818)	(3,266)
Equity in loss of Incara Development	(29)	(281)	(81)	(619)
Interest expense, net	(16)	(15)	(41)	(13)
Other income	83	—	138	150

Loss from continuing operations	(1,243)	(1,928)	(2,802)	(3,748)
Discontinued operations	—	(815)	(38)	(1,882)
Gain on sale of discontinued operations	—	—	1,912	—

Net loss	(1,243)	(2,743)	(928)	(5,630)

Preferred stock dividend accreted	(237)	(222)	(466)	(436)

Net loss attributable to common stockholders	$(1,480)	$(2,965)	$(1,394)	$(6,066)

Net income (loss) per common share (basic and diluted):
Loss from continuing operations	$(0.09)	$(0.15)	$(0.21)	$(0.30)

Discontinued operations	$0.00	$(0.06)	$0.00	$(0.15)

Gain on sale of discontinued operations	$0.00	$0.00	$0.14	$0.00

Net loss attributable to common stockholders	$(0.11)	$(0.23)	$(0.10)	$(0.48)

Weighted average common shares outstanding:
Basic and diluted	13,671	12,800	13,567	12,650

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(928)	$(5,630)
Loss from discontinued operations	38	1,882
Gain on sale of discontinued operations	(1,912)	—

Loss from continuing operations	(2,802)	(3,748)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	116	194
Loss from discontinued operations	(38)	(1,882)
Equity in loss of Incara Development	119	735
Noncash compensation	72	56
Noncash consulting and financing costs	41	137
Change in assets and liabilities:
Accounts receivable from Incara Development	(138)	762
Prepaids and other assets	(46)	88
Accounts payable and accrued expenses	(326)	(581)

Net cash used in operating activities	(3,002)	(4,239)

Cash flows from investing activities:
Proceeds from sale of division	3,422	—
Investment in Incara Development	—	(1,375)
Proceeds from sale of equipment	2	—
Purchases of property and equipment	—	(231)

Net cash provided by (used in) financing activities	3,424	(1,606)

Cash flows from financing activities:
Proceeds from notes payable	—	1,940
Proceeds from issuance of common stock	—	35
Principal payments on notes payable	(441)	(68)
Principal payments on capital lease obligations	(49)	(12)

Net cash (used in) provided by financing activities	(490)	1,895

Net decrease in cash and cash equivalents	(68)	(3,950)
Cash and cash equivalents at beginning of period	209	5,453

Cash and cash equivalents at end of period	$141	$1,503

Supplemental disclosure of financing activities:
Series C preferred stock dividend accreted	$466	$436

Equity issued in exchange for note payable and accrued interest	$—	$1,400

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The Company is developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen-derived molecules, commonly referred to as free radicals.

The “Company” refers collectively to Incara Pharmaceuticals Corporation, a Delaware corporation (“Incara Pharmaceuticals”), its two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and Incara Cell Technologies, Inc., a Delaware corporation (“Cell Technologies”), as well as its equity investee, Incara Development, Ltd., a Bermuda corporation (“Incara Development”). As of March 31, 2003, Incara Pharmaceuticals owned all of the outstanding common stock and 60.2% of the preferred stock of Incara Development and 35.0% of CPEC LLC, which is an inactive company. Incara Pharmaceuticals uses the equity method to account for its investments in Incara Development and CPEC LLC.

All significant intercompany activity has been eliminated in the preparation of the consolidated financial statements. The unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated balance sheet at September 30, 2002 was derived from the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K and in the Company’s other SEC filings. Results for the interim period are not necessarily indicative of the results for any other period.

B.	Liquidity

The accompanying unaudited financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company only had $141,000 of cash at March 31, 2003 and had a working capital deficit of $1,519,000. The Company has an immediate need to raise cash to continue operations.

Without additional financing or other funding, the Company will run out of cash during the third quarter of fiscal 2003.

The Company had an accumulated deficit of $120,355,000 at March 31, 2003, incurred a net loss of $928,000 for the six months ended March 31, 2003, and expects to incur additional losses during the remainder of fiscal 2003 and for the foreseeable future.

In order to continue operations and to fund on-going operating cash requirements, the Company needs to raise significant additional funds during 2003 and beyond. The Company intends to attempt to establish new collaborations for current research programs that include initial cash payments and on-going research support, sell additional shares of stock, and explore other strategic and financial alternatives. The Company is actively seeking a collaborative relationship for its antioxidant program, as well as additional financing.

The Company might not be successful in completing any transaction. If the Company is unable to obtain financing, it will need to eliminate some or all of its activities, merge with or sell some or all of its assets to another company, or cease operations entirely.

C.	Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The scope of SFAS 146 includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits received by employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company does not intend to voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the Company does not expect the adoption of SFAS 148 to have a material impact on its operations and/or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45’s provisions for initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company does not expect the adoption of FIN 45 to have a material impact on its operations and/or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. For those public companies who have created VIEs before February 1, 2003, the implementation and disclosure requirements of this interpretation are effective no later than the first annual or interim reporting period that starts after June 15, 2003. The Company is presently evaluating the effect of this interpretation.

In April 2003, the FASB issued FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group (DIG) process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The Company is presently evaluating the effect of this pronouncement.

D.	Net Loss Per Common Share

The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, warrants and convertible preferred stock, which are excluded if their effect is antidilutive. At March 31, 2003, diluted weighted average common shares excluded approximately 13,142,000 incremental shares related to stock options, unvested shares of restricted common stock, convertible preferred stock and warrants to purchase common and preferred stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net loss from operations.

E.	Incara Development, Ltd.

In January 2001, Incara Pharmaceuticals closed on a collaborative transaction with Elan Corporation, plc and several of its affiliated companies (“Elan”). As part of the transaction, Elan and Incara Pharmaceuticals formed a Bermuda corporation, Incara Development, Ltd., to develop a compound being investigated as a drug treatment for inflammatory bowel disease (“deligoparin”). As part of the transaction, Elan and Incara Pharmaceuticals entered into license agreements under which Incara Pharmaceuticals licensed to Incara Development rights to deligoparin and Elan licensed to Incara Development proprietary drug delivery technology. In September 2002, Incara Development ended its Phase 2/3 clinical trial and the development of deligoparin due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study. Although the drug appeared to be safe, the results of the trial did not justify further development of deligoparin for treatment of ulcerative colitis and the development of deligoparin was terminated. Elan and the Company intend to end their collaboration in the joint venture.

While Incara Pharmaceuticals owns all of the outstanding common stock and 60.2% of the non-voting preferred stock of Incara Development, and Elan owns 39.8% of the non-voting preferred shares, Elan has retained significant minority investor rights, including 50% control of the management committee which oversees the deligoparin program, that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. Elan and Incara Pharmaceuticals fund Incara Development on a pro rata basis based on their respective ownership of the combined outstanding common and preferred stock of Incara Development. In accordance with Accounting Principals Board (“APB”) Opinion No. 18, the Company recognized 100% of the losses of Incara Development to the extent of its original investment, plus all subsequent losses of Incara Development to the extent that it has committed to provide further financial support to fund those losses.

Incara Development is a development stage company with no revenue. The following summary information is provided for Incara Development.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Operating expenses:
Research and development	$42	$406	$137	$886
General and administrative	—	14	10	15

Net loss	$42	$420	$147	$901

Incara Pharmaceuticals invoices Incara Development for research and development expenses that Incara Pharmaceuticals incurs on behalf of Incara Development. Incara Pharmaceuticals invoiced $137,000 and $783,000 for the six months ended March 31, 2003 and 2002, respectively, for expenses and management services. These expenses are recognized as a reduction of Incara Pharmaceuticals’ research and development expenses, net of intercompany profits. The following table is a reconciliation of the net loss of Incara Development to the “Equity in loss of Incara Development” included in the Company’s statements of operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(in thousands)
Incara Development net loss	$42	$420	$147	$901

Incara Pharmaceuticals’ portion (80.1%)	$34	$336	$118	$722
Profit on services provided to Incara Development	(5)	(64)	(38)	(123)
Other	—	9	1	20

Equity in loss of Incara Development	$29	$281	$81	$619

F.	Antioxidant Agreement

In May 2002, the Company and Elan closed on a collaborative transaction for the development of and option to license the Company’s catalytic antioxidant compounds. In January 2003, the Company and Elan terminated this agreement. In accordance with the terms of the agreement, the Company will pay Elan a royalty on net sales of catalytic antioxidant products sold, if any, for the prevention and treatment of radiation-induced and chemotherapy-induced tissue damage.

G.	Incara Cell Technologies, Inc.

On October 31, 2002, Incara Pharmaceuticals sold substantially all of the assets of Cell Technologies and its liver cell program to Vesta Therapeutics, Inc. (“Vesta”) and recognized a gain of $1,912,000 on the sale. The Company received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in the Company’s notes payable and capital lease obligations. As part of the transaction, the Company sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. The Company wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of the laboratory facility. Net expenses of the liver cell program of $38,000 and $1,882,000 for the six months ended March 31, 2003 and 2002, respectively, are shown as discontinued operations on the statements of operations.

H.	Stock-Based Compensation

Under the principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company does not recognize compensation expense associated with the grant of stock options to employees unless an option is granted with an exercise price at less than fair market value. SFAS 123 requires the use of option valuation models to recognize as expense stock option grants to consultants and to provide supplemental information regarding options granted to employees. For the six months ended March 31, 2003 and for fiscal 2002, no stock options were granted to consultants and all stock options were issued at or above the fair market value of a share of common stock.

The Company’s pro forma information utilizing the Black-Scholes option valuation model is as follows (in thousands, except for net loss per share information):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net loss attributable to common stockholders as reported	$1,480	$2,965	$1,394	$6,066
Pro forma adjustment for stock-based compensation	37	799	31	1,057

Pro forma net loss attributable to common stockholders	$1,517	$3,764	$1,425	$7,123

Basic and diluted net loss per weighted share attributable to common stockholders:
As reported	$0.11	$0.23	$0.10	$0.48
Pro forma – adjusted for stock-based compensation	$0.11	$0.29	$0.10	$0.56

Pro forma information regarding the Company’s net loss was determined as if the Company had accounted for its employee stock options and shares sold under its Employee Stock Purchase Plan under the fair value method of SFAS 123. The fair value of each option grant for employees and consultants is estimated on the date of the grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for grants:

	Six Months Ended March 31,
	2003	2002
Dividend yield	0%	0%
Expected volatility	233%	139%
Risk-free interest rate	1.2% – 3.8%	1.5% – 4.9%
Expected option life (in years from vesting)	3	3

I.	Commitments and Contingencies

In December 1999, Incara Pharmaceuticals sold IRL, its anti-infectives division, to a private pharmaceutical company. Incara Pharmaceuticals remains contingently liable through May 2007 for a lease obligation of approximately $4,945,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey.

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

This report contains, in addition to historical information, statements by us with respect to expectations about our business and future results, which are “forward-looking” statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as “likely,” “will,” “suggests,” “expects,” “might,” “believe,” “could,” “should,” “may,” “estimates,” “potential,” “predict,” “continue,” “would,” “anticipates,” “plans,” or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and in our other SEC filings, and including risks relating to the need to conserve and obtain funds for operations, the early stage of products under development, uncertainties relating to clinical trials and regulatory reviews, and competition. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update such forward-looking statements.

Immediate Need For Additional Funds

We have an immediate need to raise additional cash to continue operations, as without additional financing or other funding we will run out of cash during the third quarter of fiscal 2003. Our need for additional financing is discussed under “Liquidity and Capital Resources.”

Results of Operations

We had net losses attributable to common stockholders of $1,480,000 and $1,394,000 for the three months and six months ended March 31, 2003, respectively, versus net losses attributable to common stockholders of $2,965,000 and $6,066,000 for the three months and six months ended March 31, 2002, respectively. The net loss for the six months ended March 31, 2003 includes a $1,912,000 gain on the sale of our liver cell operations to Vesta Therapeutics, Inc. in October 2002. The results of the six months ended March 31, 2003 and 2002 include costs of $38,000 and $1,882,000, respectively, for our discontinued liver cell program operations. Our loss from continuing operations was $2,802,000 and $3,748,000 for the six months ended March 31, 2003 and 2002, respectively.

Because of our lack of financial resources during fiscal 2003, we have reduced our operating expenses by reducing our research and development staff and by reducing expenditures for sponsored research and consultants. Our ongoing research and development, or R&D, expenses decreased $129,000, or 16%, to $697,000 for the three months ended March 31, 2003 from $826,000 for the three months ended March 31, 2002. R&D expenses decreased $108,000, or 6%, to $1,699,000 for the six months ended March 31, 2003 from $1,807,000 for the six months ended March 31, 2002. R&D expenses relate to our catalytic antioxidant program, which is in the preclinical stage. R&D expenses for our antioxidant program have totaled $15,175,000 from inception through March 31, 2003. We are unable at this time to predict the anticipated program completion date, if any, and the level of spending because of the uncertainty of our research and development and clinical studies.

General and administrative, or G&A, expenses decreased $222,000, or 28%, to $584,000 for the three months ended March 31, 2003 from $806,000 for the three months ended March 31, 2002. G&A expenses decreased $340,000, or 23%, to $1,119,000 for the six months ended March 31, 2003 from $1,459,000 for the six months ended March 31, 2002. G&A expenses are lower this year because we have generally reduced operating expenses and because last year’s expenses included higher costs associated with financing and investor relations activities.

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

Our expenses associated with Incara Development and development of deligoparin are included in “Equity in loss of Incara Development.” For the six months ended March 31, 2003 and 2002, our equity in loss of Incara Development was $81,000 and $619,000, respectively. The expenses for the six months ended March 31, 2002 include costs associated with our Phase 2/3 clinical trial of deligoparin for the treatment of inflammatory bowel disease; however, in September 2002, Incara Development ended its Phase 2/3 clinical trial and the development of deligoparin due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study.

Other income of $138,000 for the six months ended March 31, 2003 represents sublease rental income related to our laboratory facility. Other income of $150,000 for the six months ended March 31, 2002 represents proceeds from the sale of trademarks.

We accreted $466,000 and $436,000 of dividends on our Series C preferred stock during the six months ended March 31, 2003 and 2002, respectively. From the date of issue until the earlier of December 21, 2006 or the date the Series C preferred stock is exchanged or converted, we will accrete the Series C preferred stock for the 7% dividend, compounded annually from its recorded value up to its redemption value.

Liquidity and Capital Resources

We have an immediate need to raise cash to continue operations. At March 31, 2003, we only had cash and cash equivalents of $141,000, a decrease of $68,000 from September 30, 2002, due to cash payments for operating expenses and a reduction of accounts payable, offset by proceeds received from the sale of our liver cell program in October 2002. In an effort to conserve cash, we have reduced our headcount and most employees, including all senior officers, have deferred salary since February 1, 2003. Deferred salaries are included in accrued expenses and totaled $293,000 at March 31, 2003.

Without additional financing or other funding, we will run out of cash during the third quarter of fiscal 2003. We have attempted to raise additional capital, but have been unsuccessful to date. We are actively seeking a collaborative relationship for our anitoxidant research program, as well as additional financing. We are evaluating the current situation and will consider the various alternatives that are available to us to satisfy our need for capital; however, we might not be successful in completing any transaction. If we are unable to enter into a collaborative relationship or obtain additional financing, we will need to discontinue some or all of our activities, merge with or sell some or all of our assets to another company, or cease operations entirely.

During the six months ended March 31, 2003, we incurred operational expenses of $2,818,000. We anticipate our net operational costs to remain at approximately this level, or slightly higher, during the remainder of fiscal 2003 and for the foreseeable future, although our ongoing cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and our ability to negotiate and complete collaborative agreements. In order to fund our on-going operating cash requirements, we need to raise significant additional funds in fiscal 2003 and beyond. We intend to try to:

•	establish new collaborations for our antioxidant research program that include initial cash payments and on-going research support;

•	sell additional shares of our stock; and

•	explore other strategic and financial alternatives.

There are uncertainties as to all of these potential sources of capital. Our access to capital might be restricted because we might not be able to enter into any collaboration on terms acceptable or favorable to us due to conditions in the pharmaceutical industry or in the economy in general or based on the prospects of our catalytic antioxidant program. Even if we are successful in obtaining a collaboration for our antioxidant program, we might have to relinquish rights to technologies, product candidates or markets that we might otherwise develop ourselves.

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

In January 2001, we sold shares of our Series C preferred stock to Elan. The Series C preferred stock is exchangeable at the option of Elan for all of the preferred stock of Incara Development held by us which, if exchanged, would give Elan ownership of 100% of Incara Development’s preferred stock or 50% of the initial amount of combined common and preferred stock of Incara Development. The Series C preferred stock is convertible by Elan into shares of our Series B preferred stock at the rate of $64.90 per share. At March 31, 2003, the accreted value of the Series C preferred stock was $14,020,000. If the Series C preferred stock is outstanding as of December 21, 2006, we must redeem it for an amount equal to $1,000 per share plus any accrued unpaid dividends. At such date, we will exchange the Series C preferred stock and accrued dividends, at our option, for either cash or shares of our stock and warrants having a then fair market value of the amount due.

At March 31, 2003, we owed Elan $679,000 for debt obligations, which are due in December 2006, and had contractual commitments to pay $1,367,000 of future lease obligations for our administrative office and laboratory facilities. In addition, in December 1999, we sold IRL, our anti-infectives division, to a private pharmaceutical company. We remain contingently liable through May 2007 for a lease obligation of approximately $4,945,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey.

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

Part II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Incara Pharmaceuticals was held on March 13, 2003. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a)	The stockholders elected the following persons as directors of Incara Pharmaceuticals: Clayton I. Duncan; David B. Sharrock; Edgar H. Schollmaier; Stephen M. Prescott; and Eugene J. McDonald. The votes for and against (withheld) each nominee were as follows:

	Votes For	Votes Withheld	Votes Abstained
Clayton I. Duncan	10,754,401	261,459	0
David B. Sharrock	10,772,524	243,336	0
Edgar H. Schollmaier	10,773,524	242,336	0
Stephen M. Prescott	10,774,301	241,559	0
Eugene J. McDonald	10,774,301	241,559	0

(b)	The stockholders approved an amendment to Incara Pharmaceuticals’ Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 to 350,000,000 shares, with 10,680,575 shares voting for approval, 323,810 shares voting against, 11,475 shares abstained and 1,701,233 shares did not vote.

(c)	The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of Incara Pharmaceuticals for the fiscal year ending September 30, 2003, with 10,974,624 shares voting for, 29,847 shares voting against and 11,389 shares abstained.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit #	Description
10.95	Employment Agreement between Richard E. Gammans, Sr., Ph.D. and Incara Pharmaceuticals Corporation, dated March 7, 2003
99.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The following report on Form 8-K was filed by Incara Pharmaceuticals during the three months ended March 31, 2003:

Date filed	Event
January 15, 2003	Announcement of a cost reduction plan and the termination of the antioxidant agreement with Elan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCARA PHARMACEUTICALS CORPORATION

Date:	May 8, 2003	By:	/s/ CLAYTON I. DUNCAN
Clayton I. Duncan
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2003	By:	/s/ RICHARD W. REICHOW
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 8, 2003	By:	/s/ CLAYTON I. DUNCAN
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 8, 2003	By:	/s/ RICHARD W. REICHOW
Richard W. Reichow
Executive Vice President, Chief Financial Officer and Treasurer