Form 10-Q
period 2003-06-30
INCARA PHARMACEUTICALS CORP
filed 2003-08-14
CIK 936538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2003
Common Stock, par value $.001	14,095,331 Shares

INCARA PHARMACEUTICALS CORPORATION

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2003	September 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21	$209
Accounts receivable from Incara Development	—	293
Prepaids and other current assets	103	91

Total current assets	124	593
Property and equipment, net	27	1,252
Other assets	355	356

	$506	$2,201

LIABILITIES, EXCHANGEABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$806	$1,368
Accrued expenses	1,737	377
Accumulated losses of Incara Development in excess of investment	—	245
Current portion of capital lease obligations	—	49
Current portion of notes payable	—	144

Total current liabilities	2,543	2,183
Long-term portion of note payable to Elan	696	647
Long-term portion of other notes payable	—	297
Series C redeemable convertible exchangeable preferred stock, 20,000 shares authorized; 12,015 issued and outstanding (liquidation value of $14,260 at June 30, 2003)	14,260	13,554
Stockholders’ deficit:
Preferred stock, $.01 par value per share, 3,000,000 shares authorized:
Series B nonredeemable convertible preferred stock, 600,000 shares authorized; 503,544 shares issued and outstanding	5	5
Common stock, $.001 par value per share, 80,000,000 shares authorized; 14,095,331 shares issued and outstanding	14	14
Additional paid-in capital	104,679	104,679
Restricted stock	(120)	(217)
Accumulated deficit	(121,571)	(118,961)

Total stockholders’ deficit	(16,993)	(14,480)

	$506	$2,201

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Costs and expenses:
Research and development	$566	$1,188	$2,265	$2,995
General and administrative	485	740	1,604	2,199

Total costs and expenses	1,051	1,928	3,869	5,194

Loss from operations	(1,051)	(1,928)	(3,869)	(5,194)
Equity in income (loss) of Incara Development	7	(246)	(74)	(865)
Interest income (expense), net	(15)	(16)	(56)	(29)
Other income	83	—	221	150

Loss from continuing operations	(976)	(2,190)	(3,778)	(5,938)
Discontinued operations	—	(969)	(38)	(2,851)
Gain on sale of discontinued operations	—	—	1,912	—

Net loss	(976)	(3,159)	(1,904)	(8,789)
Preferred stock dividend accreted	(240)	(224)	(706)	(660)

Net loss attributable to common stockholders	$(1,216)	$(3,383)	$(2,610)	$(9,449)

Net income (loss) per common share (basic and diluted):
Loss from continuing operations	$(0.07)	$(0.17)	$(0.28)	$(0.46)

Discontinued operations	$0.00	$(0.07)	$0.00	$(0.22)

Gain on sale of discontinued operations	$0.00	$0.00	$0.14	$0.00

Net loss attributable to common stockholders	$(0.09)	$(0.26)	$(0.19)	$(0.74)

Weighted average common shares outstanding:
Basic and diluted	13,723	13,200	13,619	12,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,904)	$(8,789)
Loss from discontinued operations	38	2,851
Gain on sale of discontinued operations	(1,912)	—

Loss from continuing operations	(3,778)	(5,938)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	158	289
Loss from discontinued operations	(38)	(2,851)
Equity in loss of Incara Development	112	1,044
Noncash compensation	84	98
Noncash consulting, license fee and financing costs	62	189
Gain on sale of equipment	(21)	—
Change in assets and liabilities:
Accounts receivable from Incara Development	(64)	383
Prepaids and other assets	(11)	97
Accounts payable and accrued expenses	351	(622)

Net cash used in operating activities	(3,145)	(7,311)

Cash flows from investing activities:
Proceeds from sale of division	3,422	—
Investment in Incara Development	—	(1,375)
Proceeds from sale of equipment	25	—
Purchases of property and equipment	—	(261)

Net cash provided by (used in) financing activities	3,447	(1,636)

Cash flows from financing activities:
Proceeds from notes payable	—	1,940
Proceeds from issuance of common stock	—	36
Proceeds from issuance of Series B preferred stock and warrants	—	2,980
Principal payments on notes payable	(441)	(100)
Principal payments on capital lease obligations	(49)	(19)

Net cash (used in) provided by financing activities	(490)	4,837

Net decrease in cash and cash equivalents	(188)	(4,110)
Cash and cash equivalents at beginning of period	209	5,453

Cash and cash equivalents at end of period	$21	$1,343

Supplemental disclosure of noncash activities:
Net settlement of additional Incara Development investment	$(357)	$—

Series C preferred stock dividend accreted	$706	$660

Equity issued in exchange for note payable and accrued interest	$—	$1,400

Issuance of restricted common stock	$—	$252

The accompanying notes are integral part of these unaudited consolidated financial statements.

INCARA PHARMACEUTICALS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

The Company is developing a series of catalytic antioxidant molecules to protect against the damaging effects of reactive oxygen-derived molecules, commonly referred to as free radicals.

The “Company” refers collectively to Incara Pharmaceuticals Corporation, a Delaware corporation (“Incara Pharmaceuticals”), its two wholly owned subsidiaries, Aeolus Pharmaceuticals, Inc., a Delaware corporation (“Aeolus”), and Incara Cell Technologies, Inc., a Delaware corporation (“Cell Technologies”), as well as its equity investee, Incara Development, Ltd., a Bermuda corporation (“Incara Development”). As of June 30, 2003, Incara Pharmaceuticals owned all of the outstanding common stock and 60.2% of the preferred stock of Incara Development and 35.0% of CPEC LLC, which is an inactive company. Incara Pharmaceuticals uses the equity method to account for its investments in Incara Development and CPEC LLC.

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

As of June 30, 2003, the Company only had $21,000 of cash and had a working capital deficit of $2,419,000. The Company had an accumulated deficit of $121,571,000 at June 30, 2003, incurred a net loss of $1,904,000 for the nine months ended June 30, 2003, and expects to incur additional losses for the foreseeable future.

On July 28, 2003, the Company closed on a bridge loan facility of $3,000,000, which should give the Company adequate financial resources to conduct operations until December 2003. The Company also signed a nonbinding letter of intent for an additional $5,000,000 in funding, subject to satisfactory completion of a toxicology study. If the Company receives the full $8,000,000, it would have sufficient operating funds for more than one year; however, there are conditions that must be met and the Company may not receive all of these funds.

In order to continue operations on a longer-term basis, and to fund on-going operating cash requirements, the Company needs to raise significant additional funds during the remainder of 2003 and beyond. The Company will seek additional financing and will explore other strategic and financial alternatives, including establishing new collaborations for its research programs.

The Company might not be successful in raising additional funds. If the Company is unable to obtain financing, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely.

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

In December 2002, the FASB issued FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”). This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for the first interim period beginning after December 15, 2002. The Company does not intend to voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the Company does not expect the adoption of SFAS 148 to have a material impact on its operations and/or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45’s provisions for initial recognition and measurement must be applied on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) to be consolidated into the financial statements of the company that has controlling financial interest. FIN 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. For those public companies who have created VIEs before February 1, 2003, the implementation and disclosure requirements of this interpretation are effective no later than the first annual or interim reporting period that starts after June 15, 2003. The Company is presently evaluating the effect of this interpretation.

In April 2003, the FASB issued FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 149 amends SFAS 133 for certain decisions made by the FASB as part of the Derivatives Implementation Group process. SFAS 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The Company is presently evaluating the effect of this pronouncement.

In May 2003, the FASB issued FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. This statement affects the issuer’s accounting for three types of freestanding financial instruments including (1) mandatorily redeemable shares that are required to be redeemed at a specified or determinable date or upon an event certain to occur, (2) put options and forward purchase contracts, which involves financial instruments embodying an obligation that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on something other than the issuer’s own equity shares and (3) certain obligations that can be settled with shares, the monetary value of which is (i) fixed, tied solely or predominantly to a variable such as a market index, or (ii) varies inversely with the value of the issuers’ shares. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities - all of whose shares are mandatorily redeemable. For public companies, SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is presently evaluating the effect of this pronouncement.

D. Net Loss Per Common Share

The Company computes basic net loss per weighted share attributable to common stockholders using the weighted average number of shares of common stock outstanding during the period. The Company computes diluted net loss per weighted share attributable to common stockholders using the weighted average number of shares of common and dilutive potential common shares outstanding during the period. Potential common shares consist of stock options, restricted common stock, warrants and convertible preferred stock, which are excluded if their effect is antidilutive. At June 30, 2003, diluted weighted average common shares excluded approximately 12,890,000 incremental shares related to stock options, unvested shares of restricted common stock, convertible preferred stock and warrants to purchase common and preferred stock. These shares were excluded due to their antidilutive effect as a result of the Company’s net loss from operations.

E. Incara Development, Ltd.

In January 2001, Incara Pharmaceuticals closed on a collaborative transaction with Elan Corporation, plc and several of its affiliated companies (“Elan”). As part of the transaction, Elan and Incara Pharmaceuticals formed a Bermuda corporation, Incara Development, Ltd., to develop deligoparin, a compound that was being investigated as a drug treatment for inflammatory bowel disease. As part of the transaction, Elan and Incara Pharmaceuticals entered into license agreements under which Incara Pharmaceuticals licensed to Incara Development rights to deligoparin and Elan licensed to Incara Development proprietary drug delivery technology. In September 2002, Incara Development ended its Phase 2/3 clinical trial and the development of deligoparin due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study. Although the drug appeared to be safe, the results of the trial did not justify further development of deligoparin for treatment of ulcerative colitis and the development of deligoparin was terminated. Elan and the Company intend to end their collaboration in the joint venture.

While Incara Pharmaceuticals owns all of the outstanding common stock and 60.2% of the non-voting preferred stock of Incara Development, and Elan owns 39.8% of the non-voting preferred shares, Elan has retained significant minority investor rights, including 50% control of the management committee which oversees the deligoparin program, that are considered “participating rights” as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, Incara Pharmaceuticals does not consolidate the financial statements of Incara Development, but instead accounts for its investment in Incara Development under the equity method of accounting. Elan and Incara Pharmaceuticals fund Incara Development on a pro rata basis based on their respective ownership of the combined outstanding common and preferred stock of Incara Development. In accordance with Accounting Principals Board (“APB”) Opinion No. 18, the Company recognized 100% of the losses of Incara Development to the extent of its original investment, plus all subsequent losses of Incara Development to the extent that it committed to provide further financial support to fund those losses.

Incara Development is a development stage company with no revenue. The following summary information is provided for Incara Development.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Operating expenses:
Research and development	$—	$386	$137	$1,272
General and administrative	(8)	—	2	15

Net income (loss)	$8	$(386)	$(139)	$(1,287)

Incara Pharmaceuticals invoices Incara Development for research and development expenses that Incara Pharmaceuticals incurs on behalf of Incara Development. Incara Pharmaceuticals invoiced $137,000 and $1,161,000 for the nine months ended June 30, 2003 and 2002, respectively, for expenses and management services. These expenses are recognized as a reduction of Incara Pharmaceuticals’ research and development expenses, net of intercompany profits. The following table is a reconciliation of the net income (loss) of Incara Development to the “Equity in income (loss) of Incara Development” included in the Company’s statements of operations.

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(in thousands)
Incara Development net income (loss)	$8	$(386)	$(139)	$(1,287)

Incara Pharmaceuticals’ portion (80.1%)	$7	$(309)	$(112)	$(1,031)
Profit on services provided to Incara Development	—	63	38	187
Other	—	—	—	(21)

Equity in income (loss) of Incara Development	$7	$(246)	$(74)	$(865)

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

G. Incara Cell Technologies, Inc.

On October 31, 2002, Incara Pharmaceuticals sold substantially all of the assets of Cell Technologies and its liver cell program to Vesta Therapeutics, Inc. (“Vesta”) and recognized a gain of $1,912,000 on the sale. The Company received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in the Company’s notes payable and capital lease obligations. As part of the transaction, the Company sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. The Company wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of the laboratory facility. Net expenses of the liver cell program of $38,000 and $2,851,000 for the nine months ended June 30, 2003 and 2002, respectively, are shown as discontinued operations on the statements of operations.

H. Stock-Based Compensation

Under the principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, the Company does not recognize compensation expense associated with the grant of stock options to employees unless an option is granted with an exercise price at less than fair market value. SFAS 123 requires the use of option valuation models to recognize as expense stock option grants to consultants and to provide supplemental information regarding options granted to employees. For the nine months ended June 30, 2003 and for fiscal 2002, no stock options were granted to consultants and all stock options granted to employees were issued at or above the fair market value of a share of common stock.

The Company’s pro forma information utilizing the Black-Scholes option valuation model is as follows (in thousands, except for net loss per share information):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders as reported	$1,216	$3,383	$2,610	$9,449
Pro forma adjustment for stock-based compensation	65	184	96	1,240

Pro forma net loss attributable to common stockholders	$1,281	$3,567	$2,706	$10,689

Basic and diluted net loss per weighted share attributable to common stockholders:
As reported	$0.09	$0.26	$0.19	$0.74
Pro forma - adjusted for stock-based compensation	$0.09	$0.27	$0.20	$0.83

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

	Nine Months Ended June 30,
	2003	2002
Dividend yield	0%	0%
Expected volatility	233%	139%
Risk-free interest rate	1.2% - 3.8%	1.5% - 4.9%
Expected option life (in years from vesting)	3	3

I. Commitments and Contingencies

At June 30, 2003, the Company had debt obligations of $696,000, which are due in December 2006. The Company also had contractual commitments to pay $1,301,000 of future lease obligations for its administrative office and laboratory facilities, of which $422,000 has been accrued. In December 1999, Incara Pharmaceuticals sold IRL, its anti-infectives division, to a private pharmaceutical company. Incara Pharmaceuticals remains contingently liable through May 2007 for a lease obligation of approximately $4,705,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey.

J. Subsequent Events

On July 28, 2003, the Company closed on a bridge loan facility of $3,000,000. The Company also signed a nonbinding letter of intent for an additional $5,000,000 in funding, subject to satisfactory completion of a toxicology study. The $3,000,000 bridge loan is due on December 24, 2003, bears interest at 10% and is secured by all of the Company’s assets. The loan is convertible at the option of the investors into common stock of Cell Technologies at $0.10 per share. As part of the financing, Incara Pharmaceuticals plans to combine with Cell Technologies in a reorganizational merger. The merger will result in the conversion of the $3,000,000 bridge loan into common stock of the merged company and conversion of Incara’s Series C preferred stock into common stock of the merged company. Incara Pharmaceuticals common stock will be converted into common stock of the merged company. The merger is subject to the approval of Incara Pharmaceuticals common stockholders.

In conjunction with the financing, the Company and employees agreed that obligations for deferred employee salaries of $718,000 would be cancelled. Previously accrued bonuses of $520,000 were also cancelled.

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

Results of Operations

We had net losses attributable to common stockholders of $1,216,000 and $2,610,000 for the three months and nine months ended June 30, 2003, respectively, versus net losses attributable to common stockholders of $3,383,000 and $9,449,000 for the three months and nine months ended June 30, 2002, respectively. The net loss for the nine months ended June 30, 2003 includes a $1,912,000 gain on the sale of our liver cell operations to Vesta Therapeutics, Inc. in October 2002. The results of the nine months ended June 30, 2003 and 2002 include costs of $38,000 and $2,851,000, respectively, for our discontinued liver cell program operations. Our loss from continuing operations was $3,778,000 and $5,938,000 for the nine months ended June 30, 2003 and 2002, respectively.

Because of our lack of financial resources during fiscal 2003, we reduced our research and development, or R&D, operating expenses by reducing our R&D staff, by spending less on compound development and by reducing expenditures for sponsored research and consultants. Our ongoing R&D expenses decreased $622,000, or 52%, to $566,000 for the three months ended June 30, 2003 from $1,188,000 for the three months ended June 30, 2002. R&D expenses decreased $730,000, or 24%, to $2,265,000 for the nine months ended June 30, 2003 from $2,995,000 for the nine months ended June 30, 2002. R&D expenses relate to our catalytic antioxidant program, which is in the preclinical stage. R&D expenses for our antioxidant program have totaled $16,295,000 from inception through June 30, 2003. Because of the uncertainty of our research and development and clinical studies, we are unable to predict the anticipated program completion date, if any, and the level of spending.

General and administrative, or G&A, expenses decreased $255,000, or 34%, to $485,000 for the three months ended June 30, 2003 from $740,000 for the three months ended June 30, 2002. G&A expenses decreased $595,000, or 27%, to $1,604,000 for the nine months ended June 30, 2003 from $2,199,000 for the nine months ended June 30, 2002. G&A expenses are lower this year because we have generally reduced operating expenses due to our lack of financial resources and because last year’s expenses included higher costs associated with financing and investor relations activities.

On October 31, 2002, we sold substantially all of the assets of Cell Technologies and our liver cell program to Vesta and recognized a gain of $1,912,000 on the sale. We received a right to royalties on products developed using intellectual property transferred to Vesta and proceeds of $3,422,000, which consisted of $2,955,000 of cash payments and $467,000 of reduction in our notes payable and capital lease obligations. As part of the transaction, we sold to Vesta property and equipment with a net book value of $572,000 and assigned certain related licenses and other agreements to Vesta. We wrote off $492,000 for impaired laboratory facilities and established a reserve of $446,000 for the future net rent costs of our laboratory facility. Net expenses of the liver cell program of $38,000 and $2,851,000 for the nine months ended June 30, 2003 and 2002, respectively, are shown as discontinued operations on the statements of operations. R&D expenses for the liver cell program totaled $10,471,000 from inception through September 30, 2002. Vesta assumed responsibility for Cell Technologies’ operating expenses beginning in October 2002.

Our expenses associated with Incara Development and development of deligoparin are included in “Equity in income (loss) of Incara Development.” For the nine months ended June 30, 2003 and 2002, our equity in loss of Incara Development was $74,000 and $865,000, respectively. The expenses for the nine months ended June 30, 2002 include costs associated with our Phase 2/3 clinical trial of deligoparin for the treatment of inflammatory bowel disease, which Incara Development ended in September 2002 along with the development of deligoparin, due to an analysis of the clinical trial results, which showed that treatment with deligoparin did not meet the primary or secondary endpoints of the study.

Other income of $221,000 for the nine months ended June 30, 2003 represents sublease rental income related to our laboratory facility. Other income of $150,000 for the nine months ended June 30, 2002 represents proceeds from the sale of trademarks.

We accreted $706,000 and $660,000 of dividends on our Series C preferred stock during the nine months ended June 30, 2003 and 2002, respectively. From the date of issue until the earlier of December 21, 2006 or the date the Series C preferred stock is exchanged or converted, we will accrete the Series C preferred stock for a 7% dividend, compounded annually from its recorded value up to its redemption value.

Liquidity and Capital Resources

At June 30, 2003, we only had $21,000 of cash, a decrease of $188,000 from September 30, 2002. The decrease was primarily due to operating expenses, offset by proceeds received from the sale of our liver cell program and an increase in our liabilities. In an effort to conserve cash, we reduced our headcount and most employees, including all senior officers, deferred salaries from February 1, 2003 through July 31, 2003.

On July 28, 2003, we closed on a bridge loan facility of $3,000,000, which should give us adequate financial resources to conduct operations until December 2003. We also signed a nonbinding letter of intent for an additional $5,000,000 in funding, subject to satisfactory completion of a toxicology study. Completion of these two financings is expected to provide sufficient funds to continue operations for at least one year; however, there are conditions that must be met and we might not receive all of these funds. In conjunction with the financing, the company and employees agreed that obligations for deferred employee salaries of $718,000 would be cancelled. Previously accrued bonuses of $520,000 were also cancelled. The officers and employees have also agreed to salary reductions averaging 26% beginning in August 2003.

The $3,000,000 bridge loan is convertible at the option of the investors into common stock of Cell Technologies at $0.10 per share and is secured by all of the assets of Incara. As part of the financing, Incara Pharmaceuticals plans to combine with Cell Technologies in a reorganizational merger. The merger will result in the conversion of the $3,000,000 bridge loan into common stock of the merged company and conversion of Incara Pharmaceuticals’ Series C preferred stock into common stock of the merged company. Incara Pharmaceuticals common stock will be converted into common stock of the merged company and will continue to trade as Incara Pharmaceuticals Corporation. The merger is subject to the approval of Incara Pharmaceuticals common stockholders.

During the nine months ended June 30, 2003, we incurred operational expenses of $3,869,000. We anticipate our net operational costs will increase during the remainder of fiscal 2003 and for the foreseeable future as we expand our operations, although our ongoing cash requirements will depend on numerous factors, particularly the progress of our catalytic antioxidant program and our ability to negotiate and complete collaborative agreements. In order to fund our on-going operating cash requirements, we intend to try to sell additional shares of our stock and establish new collaborations for our antioxidant research program that include initial cash payments and on-going research support.

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

Similarly, due to market conditions, the illiquid nature of our stock, and other possible limitations on stock offerings, we might not be able to sell additional securities under these arrangements, or raise other funds on terms acceptable or favorable to us. At times it is difficult for small biotechnology companies such as us to raise funds in the equity markets. Any additional equity financing, if available, would likely result in substantial dilution to our stockholders.

In January 2001, we sold shares of our Series C preferred stock to Elan. The Series C preferred stock is exchangeable at the option of Elan for all of the preferred stock of Incara Development held by us which, if exchanged, would give Elan ownership of 100% of Incara Development’s preferred stock or 50% of the initial amount of combined common and preferred stock of Incara Development. The Series C preferred stock is convertible by Elan into shares of our Series B preferred stock at the rate of $64.90 per share. At June 30, 2003, the accreted value of the Series C preferred stock was $14,260,000. If the Series C preferred stock is outstanding as of December 21, 2006, we must redeem it for an amount equal to $1,000 per share plus any accrued unpaid dividends. At such date, we will exchange the Series C preferred stock and accrued dividends, at our option, for either cash or shares of our stock and warrants having a then fair market value of the amount due.

At June 30, 2003, we owed Elan $696,000 for debt obligations, which are due in December 2006. We also had contractual commitments to pay $1,301,000 of future lease obligations for our administrative office and laboratory facilities, of which $422,000 has been accrued. In addition, in December 1999, we sold IRL, our anti-infectives division, to a private pharmaceutical company. We remain contingently liable through May 2007 for a lease obligation of approximately $4,705,000 assumed by the purchaser on the former IRL facility in Cranbury, New Jersey.

Item 4. Controls and Procedures.

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e))pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit #	Description

4.5	Warrant to Purchase Common Stock of Incara Pharmaceuticals Corporation dated July 11, 2003 issued to W. Ruffin Woody, Jr.

10.96	Secured Convertible Promissory Note dated July 11, 2003 issued by Incara Pharmaceuticals Corporation to W. Ruffin Woody, Jr.

10.97	Convertible Secured Promissory Note dated July 28, 2003 issued by Incara Cell Technologies, Inc. to Goodnow Capital, Inc.

10.98	Guaranty dated July 28, 2003 issued by Incara Pharmaceuticals Corporation to Goodnow Capital, Inc.

10.99	Security Agreement dated July 28, 2003 by and between Incara Pharmaceuticals Corporation and Goodnow Capital, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed by Incara Pharmaceuticals during the three months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCARA PHARMACEUTICALS CORPORATION

Date: August 13, 2003	By:	/S/ CLAYTON I. DUNCAN
Clayton I. Duncan
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2003	By:	/S/ RICHARD W. REICHOW
Richard W. Reichow
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)